Form 10-K
period 1993-12-31
CHRYSLER FINANCIAL CORP
filed 1994-02-04
CIK 20164

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  December 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _____________

Commission file number 1-5966

                           Chrysler Financial Corporation
               (Exact name of registrant as specified in its charter)

         State of Michigan                                 38-0961430
   (State or other jurisdiction of                     (I.R.S.  Employer
    incorporation or organization)                     Identification No.)

 27777 Franklin Road, Southfield, Michigan                 48034-8286
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (810) 948-3060

Securities registered pursuant to Section 12(b) of the Act:  (See next page)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the shares of the outstanding stock of the registrant are owned by Chrysler Corporation.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1993, there were 250,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
           Title of each class                       on which registered
           -------------------                      -----------------------

9 1/2% Notes due September 21, 1994                 New York Stock Exchange

Extendible Notes due April 15, 1997                 New York Stock Exchange

13 1/4% Notes due October 15, 1999                  New York Stock Exchange

12 3/4% Notes due November 1, 1999                  New York Stock Exchange

9 1/2% Notes due 1999                               New York Stock Exchange

8 1/2% Putable-Extendible Notes due
  February 1, 2018                                  New York Stock Exchange

6% Notes due 1996                                   New York Stock Exchange

6 1/2% Notes due 1998                               New York Stock Exchange

6 5/8% Notes due 2000                               New York Stock Exchange

                                  PART I

ITEM 1.  BUSINESS

The registrant, Chrysler Financial Corporation and its consolidated subsidiaries (the "Company"), is a financial services organization engaged in automotive retail and wholesale financing, servicing commercial leases and loans, servicing secured small business loans, property and casualty insurance, and automotive dealership facility development and management. All of the Company's common stock is owned by Chrysler Corporation, a Delaware corporation (together with its subsidiaries, "Chrysler"). The Company, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926. At the end of 1993 the Company had nearly 3,100 employees and its portfolio of receivables managed totaled $28.3 billion.

The Company's financial condition and liquidity improved during 1993 as it regained full access to the investment grade debt markets. In addition, the Company realized aggregate cash proceeds of $2.4 billion from the sales of certain nonautomotive assets during 1993. The sales of nonautomotive assets over the last two years have made the Company more dependent upon Chrysler. Thus, lower levels of production and sales of Chrysler products could result in a reduction in the level of finance operations of the Company.

The Company's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others primarily represent sold receivables which the Company services for a fee. At December 31, 1993, receivables serviced for others accounted for 69% of the Company's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                              1993     1992      1991     1990     1989
                                       (in millions of dollars)
Automotive financing        $25,011  $22,481   $24,220  $25,117  $24,648
Nonautomotive financing       3,251    7,657     9,486   10,709   10,763

Total financing             $28,262  $30,138   $33,706  $35,826  $35,411

Automotive Financing. The Company conducts its automotive finance business principally through its subsidiaries Chrysler Credit Corporation, Chrysler Credit Canada Ltd., and in Mexico, Chrysler Comercial S.A. de C.V.
Chrysler Credit is the major source of automobile and light duty truck wholesale (also referred to as "floor plan"), and retail financing for Chrysler dealers and their customers throughout North America. At December 31, 1993, Chrysler Credit was providing financing to approximately 2,600 Chrysler dealers who exclusively sell Chrysler products. Chrysler Credit also finances approximately 1,400 dealers who sell non-Chrysler products (either exclusively or together with Chrysler products). Chrysler Credit also offers its floor plan dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of Chrysler Credit Corporation and such other subsidiaries are conducted through 100 branches in the United States, Canada, Mexico and Puerto Rico.

During 1993, the Company financed or leased approximately 766,000 vehicles at retail in the United States, including approximately 516,000 new Chrysler passenger cars and light duty trucks representing 25 percent of Chrysler's U.S. retail and fleet deliveries. In 1993, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $341. The average percentage of dealer cost financed was 91 percent and the average original term was 55 months. The Company also financed at wholesale approximately 1,510,000 new Chrysler passenger cars and light duty trucks representing 75 percent of Chrysler's U.S. factory shipments in 1993. Wholesale vehicle financing accounted for 74 percent of the total automotive financing volume of the Company in 1993 and represented 16 percent of automotive finance receivables outstanding at December 31, 1993.

Nonautomotive Financing. The Company has downsized its nonautomotive operations through sales and liquidations over the last several years. During 1993, the Company realized $2.4 billion of aggregate cash proceeds from the sale of substantially all of the comsumer and inventory financing businesses of Chrysler First Inc. ("Chrysler First"), and the sale of certain assets of Chrysler Capital Corporation ("Chrysler Capital").

Chrysler Capital manages commercial leases and loans to clients in over 30 industries through 16 offices throughout the United States. At December 31, 1993, Chrysler Capital managed $2.7 billion of commercial finance receivables compared to $3.2 billion at December 31, 1992. In addition, the Company managed a portfolio of secured small business loans totaling $.6 billion at December 31, 1993.

Insurance. Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance") provide specialized insurance coverages to automotive dealers and their customers in the United States and Canada. The property and casualty segment of Chrysler Insurance's business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. During 1993 the inventories of approximately 2,800 automotive dealerships that were financed by Chrysler Credit were insured by Chrysler Insurance. During 1993, 1,875 Chrysler and non-Chrysler automotive dealerships were insured by the Company's multi-line property and casualty insurance program known as the Pentastar Protection program. Chrysler Insurance also provides collateral protection and single interest insurance to retail automobile customers and their financing sources.

Real Estate Management. Chrysler Realty Corporation ("Chrysler Realty"), which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1993, Chrysler Realty controlled 923 sites (of which 297 were owned by Chrysler Realty).

Funding. The Company's primary objective is to provide financing for automotive dealers and retail purchasers of Chrysler's products. The Company's liquidity improved during 1993 reflecting proceeds from nonautomotive asset sales and the Company's improved access to the capital markets. During 1993, the Company issued $2.3 billion of term debt and increased the level of short-term notes outstanding (primarily commercial paper) to $2.8 billion and repaid all borrowings outstanding under revolving credit facilities. Receivable sales continued to be a significant source of funding during 1993, as the Company realized $7.8 billion of net proceeds from the sale of automotive retail receivables compared to $5.8 billion of net proceeds from the sale of automotive and nonautomotive receivables in 1992.

The Company's outstanding debt at December 31, of each of the five most recent years was as follows:

                                       1993       1992       1991       1990       1989
                                                   (in millions of dollars)
Short-term notes
 (primarily commercial paper)        $ 2,772    $   352    $   339    $ 1,114    $10,061
Bank borrowings under
 revolving credit facilities              -       5,924      6,633      6,241          -
Senior term debt                       5,139      4,436      6,742      9,233     11,107
Subordinated term debt                    77        585        949      1,686      2,434
Mexico borrowings and other              447        455        518        431        614
Total                                $ 8,435    $11,752    $15,181    $18,705    $24,216

ITEM 2.  PROPERTIES

At December 31, 1993, the following facilities were utilized by the registrant and its subsidiaries in conducting their businesses:

     (a)   executive offices of the registrant, Chrysler Credit
           Corporation, Chrysler Insurance and certain other domestic subsidiaries of the registrant in Southfield, Michigan;

     (b) a total of 86 branches of Chrysler Credit Corporation located throughout the United States;

     (c) headquarters of remaining Chrysler First operations in Allentown, Pennsylvania, and a total of 3 offices of such corporation in the United States;

     (d) headquarters of Chrysler Capital in Stamford, Connecticut, and a total of 16 offices of such corporation in the United States;

     (e)   headquarters of Chrysler Realty in Troy, Michigan; and

     (f) a total of 15 offices used as headquarters and branch offices in Canada, Mexico and Puerto Rico.

All of the facilities described above were leased by the registrant.

At December 31, 1993, a total of 297 automobile dealership properties generally consisting of land and improvements were owned by Chrysler Realty for lease to dealers franchised by Chrysler.


ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the registrant and its subsidiaries are parties, either as plaintiff or defendant, in various legal proceedings which are incidental to the business of such companies. The pending proceedings are not other than ordinary routine litigation and are not deemed by the registrant to be material with respect to the business of the registrant and its subsidiaries taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Omitted in accordance with General Instruction J.)

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

All of the outstanding common stock of the registrant, consisting of one class of common stock, is owned by Chrysler. There is, therefore, no established public market in which such common stock is being traded.

The Company did not pay cash dividends to Chrysler in 1993 and 1992. During the first quarter of 1992, the Company redeemed its remaining $75 million of preferred stock.

Covenants in the Company's revolving credit agreements effectively prevent the Company from declaring or paying any dividend other than dividends payable solely in common stock of the Company, or any scheduled dividend on preferred stock issued by the Company.



ITEM 6.  SELECTED FINANCIAL DATA

                                   1993       1992       1991       1990       1989
                                               (in millions of dollars)
Interest income and other
 revenues(1)                     $ 2,039    $ 2,575    $ 3,221    $ 3,774    $ 4,079
Earnings before cumulative
 effect of changes in
 accounting principles           $   159    $   180    $   276    $   313    $   284
Cumulative effect of changes
 in accounting principles        $   (30)   $    51    $     -    $     -    $     -
Net earnings                     $   129    $   231    $   276    $   313    $   284
Total assets(1)                  $14,402    $17,548    $21,280    $24,702    $30,090
Total debt(1)                    $ 8,435    $11,752    $15,181    $18,705    $24,216
Cash dividends:
  Preferred stock                $     -    $     1    $    14    $    38    $    26
  Common stock                   $     -    $     -    $     -    $   150    $   200

(1) The reductions in interest income, total assets, and total debt from 1992 to 1993, reflect the downsizing of the Company's nonautomotive operations through sales and liquidations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Chrysler Financial Corporation's financial condition and liquidity improved during 1993 as it regained full access to the investment grade debt markets. During 1993, funding provided by capital market activities and the downsizing of nonautomotive operations through sales and liquidations, enabled the Company to repay all amounts outstanding under its revolving credit facilities and to provide financing support for automotive dealers and retail purchasers of Chrysler's products.

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $28.3 billion at December 31, 1993, down from $30.1 billion and $33.7 billion at December 31, 1992 and 1991, respectively. The decline in receivables managed primarily reflects the downsizing of the Company's nonautomotive operations.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $19.4 billion at December 31, 1993, compared to $18.3 billion and $18.4 billion at December 31, 1992 and 1991, respectively. The increase in receivables serviced for others reflects higher levels of automotive sold receivables, partially offset by the downsizing of nonautomotive operations.

The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $494 million, $573 million and $557 million at December 31, 1993, 1992 and 1991, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.78%, 1.94% and 1.74% at December 31, 1993, 1992 and 1991, respectively. The decline in credit loss reserve levels is a result of nonautomotive asset sales and an improvement in automotive credit loss experience.

Total assets at December 31, 1993 declined to $14.4 billion from $17.5 billion at December 31, 1992. Total debt outstanding at December 31, 1993 was $8.4 billion compared to $11.8 billion at December 31, 1992. The Company's debt-to-equity ratio declined to 2.69 to 1 at December 31, 1993 compared to 3.92 to 1 at December 31, 1992. The decline in total assets, total debt and the debt-to-equity ratio reflects the downsizing of the Company and the use of nonautomotive asset sale proceeds to reduce the Company's outstanding indebtedness.

Results of Operations

Earnings before income taxes and cumulative effect of changes in accounting principles for 1993 totaled $267 million, compared to $295 million and $402 million in 1992 and 1991, respectively. The decline in 1993 earnings before income taxes and accounting changes from 1992 resulted largely from higher borrowing costs incurred under the Company's revolving credit agreements. The decline in 1992 earnings before accounting changes from the prior year was primarily due to lower levels of earning assets and increased borrowing costs incurred under the bank facilities, partially offset by lower provisions for credit losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The Company's net earnings after accounting changes were $129 million, $231 million and $276 million in 1993, 1992 and 1991, respectively. Accounting changes in 1993 and 1992 negatively impact the net earnings comparisons by $81 million. Net earnings for the year ended December 31, 1993 included charges totaling $30 million from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Net earnings for the year ended December 31, 1992 included a $51 million favorable adjustment from the adoption of SFAS No. 109, "Accounting for Income Taxes".

Interest margin totaled $627 million in 1993, down 32 percent from 1992 primarily due to the sales of nonautomotive assets and higher average effective cost of borrowings incurred under the Company's bank facilities. Automotive financing income totaled $989 million in 1993, compared with $1.1 billion in 1992 and $1.4 billion in 1991. The decline in automotive financing income was primarily attributable to lower levels of earning assets and declining interest rates.

Automotive financing volume totaled $59.8 billion in 1993, compared to $46.6 billion and $41.5 billion in 1992 and 1991, respectively. The increase in automotive financing volume over the last two years was largely due to higher amounts of wholesale financing provided to automotive dealers. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet) and wholesale vehicle sales to dealers, and the number of vehicles financed over the last three years was as follows:

                                         Year Ended December 31,
                                       1993        1992      1991
United States Penetration:
    Retail                              25%         24%       31%
    Wholesale                           75%         69%       68%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
    Retail                              516         413       470
    Wholesale                         1,510       1,199       982

Interest income from the Company's nonautomotive financing operations totaled $429 million in 1993 compared with $841 million in 1992 and $1.2 billion in 1991. These nonautomotive operations had finance receivables outstanding of $2.8 billion at December 31, 1993 compared with $5.3 billion at December 31, 1992, and $7.2 billion at December 31, 1991. The decrease in nonautomotive finance receivables outstanding was due primarily to the downsizing of the Company's nonautomotive operations over the last two years.

Despite improved credit ratings and lower market interest rates, the Company's average effective cost of borrowings increased during 1993 compared to a year ago. This increase was primarily due to the amortization of up-front fees and costs associated with its U.S. and Canadian revolving credit agreements commencing in August 1992. The decline in the Company's average effective cost of borrowings from 1991 to 1992 was primarily due to lower market interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

A comparison of borrowing costs is shown in the following table:

                                 Year Ended December 31,
                              1993        1992        1991
                                (in millions of dollars)
Interest expense            $   791     $ 1,022     $ 1,446
Average borrowings          $ 9,171     $13,096     $16,687
Average effective cost
 of borrowings                 8.62%       7.78%       8.67%

Operating expenses for 1993 totaled $463 million, compared to $595 million and $614 million in 1992 and 1991, respectively. The decline in operating expenses over the last two years was primarily attributable to the downsizing of the Company's nonautomotive operations and the containment of certain automotive-related operating expenses.

The Company's provision for credit losses for 1993 totaled $216 million compared to $309 million and $421 million in 1992 and 1991, respectively. The lower provision for credit losses reflects improved automotive credit loss experience and the downsizing of nonautomotive operations.

The Company's depreciation and other expenses totaled $194 million in 1993, compared to $242 million and $231 million in 1992 and 1991, respectively. The decline in depreciation and other expenses from 1992 to 1993 was primarily attributable to the downsizing of nonautomotive operations.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the years ended December 31, 1993, 1992 and 1991 was as follows:

                                                 Net Credit Losses
                                              1993      1992      1991
                                              (in millions of dollars)
Automotive financing                          $109      $163      $218
Nonautomotive financing                         88       147       141

Total                                         $197      $310      $359

                                           Net Credit Losses to Average
                                           Gross Receivables Outstanding
                                             1993      1992      1991
Automotive financing                          .44%      .68%      .86%
Nonautomotive financing                      1.73%     1.50%     1.19%

Total                                         .66%      .92%      .97%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity improved during 1993 due to an improved market perception of the Company's creditworthiness, proceeds from sales of nonautomotive operations and the achievement of investment grade credit ratings. The Company's improved access to the debt markets enabled it to issue $2.3 billion of term debt and increase the level of short-term notes outstanding (primarily commercial paper) to $2.8 billion.

Receivable sales continued to be a significant source of funding during 1993 as the Company realized $7.8 billion of net proceeds from the sale of automotive retail receivables, compared to $5.8 billion of net proceeds from the sale of automotive and nonautomotive retail receivables for the year ended December 31, 1992. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $4.6 billion and $4.3 billion at December 31, 1993 and 1992, respectively.

During 1993 the Company realized $2.4 billion in aggregate cash proceeds from the sale of substantially all of the net assets of the consumer and inventory financing businesses of Chrysler First and the sale of certain assets of Chrysler Capital.

At December 31, 1993, the Company had revolving credit facilities aggregating $5.2 billion, consisting of contractually committed U.S. credit lines of $4.7 billion expiring in August 1995, and $.5 billion of Canadian credit lines expiring in December 1995. The Company had automotive receivable sale agreements totaling $2.9 billion at December 31, 1993, consisting of a $2.5 billion U.S. automotive receivable sale agreement (of which $1.25 billion expires in September 1994 and $1.25 billion expires in September 1996), and a $.4 billion Canadian receivable sale agreement which expires in December 1995. In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement dated June 30, 1993 can be made available to the Company. As of December 31, 1993, none of the revolving credit facilities or receivables sale agreements were utilized.

As of December 31, 1993, the Company had contractual debt maturities of $4.1 billion in 1994 (including $2.8 billion of short-term notes), $.6 billion in 1995, $1.0 billion in 1996, $.2 billion in 1997, $.7 billion in 1998 and $1.8 billion in years thereafter.

The Company believes that cash provided by operations, receivable sales, issuance of term debt, and issuance of commercial paper backed by unused revolving credit facilities will provide sufficient liquidity in the future.


New Accounting Standards

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company has not yet determined the effect of this new pronouncement on its results of operations and financial position. The Company plans to adopt SFAS No. 114 on or before January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards (continued)

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments in certain debt and equity securities. Based upon its initial assessment, the Company believes that the implementation of this new accounting standard will have an immaterial impact on its consolidated operating results and financial position. The Company plans to adopt this standard effective January 1, 1994, as required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                Chrysler Financial Corporation and Subsidiaries

                                                  Year Ended December 31,
Consolidated Statement of Net Earnings           1993       1992       1991
                                                  (in millions of dollars)
Interest income (Notes 1, 2 and 11):

  Automotive financing:
    Retail                                     $   526    $   669    $   869
    Wholesale and other                            463        429        563

  Nonautomotive financing                          429        841      1,166

    Total interest income                        1,418      1,939      2,598

Interest expense (Note 6)                         (791)    (1,022)    (1,446)

    Interest margin                                627        917      1,152

Other revenues:

  Servicing fee income                             214        209        144
  Insurance premiums earned (Note 7)               128        132        133
  Investment and other income (Note 3)             279        295        346

    Interest margin and other revenues           1,248      1,553      1,775

Costs and expenses:

  Operating expenses                               463        595        614

  Provision for credit losses (Note 2)             216        309        421

  Insurance losses and adjustment expenses
   (Note 7)                                        108        112        107

  Depreciation and other expenses                  194        242        231

    Total costs and expenses                       981      1,258      1,373

Earnings before income taxes and cumulative
 effect of changes in accounting principles        267        295        402

Provision for income taxes (Note 8)                108        115        126

Earnings before cumulative effect of changes
 in accounting principles                          159        180        276

Cumulative effect of changes in accounting
 principles (Notes 8 and 12)                       (30)        51          -

Net Earnings                                   $   129    $   231    $   276

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet
                                                             December 31,
                                                           1993        1992
                                                       (in millions of dollars)
Assets (Notes 1 and 6):

Finance receivables - net (Note 2)                       $ 8,659    $ 9,638
Retained interests in sold receivables and other
 related amounts - net (Notes 2 and 3)                     3,738      3,321
  Total finance receivables and retained
    interests - net                                       12,397     12,959

Nonautomotive assets held for sale (Note 4)                    -      2,393
Cash and cash equivalents                                    265        433
Marketable securities (Note 5)                               348        333
Dealership properties leased - net                           423        454
Equipment leased to others - net                             176        333
Repossessed collateral                                       269        192
Other assets                                                 524        451

Total Assets                                             $14,402    $17,548


Liabilities:

Debt (Note 6)                                            $ 8,435    $11,752
Accounts payable, accrued expenses and other               1,298      1,270
Amounts due to affiliated companies (Note 11)                 24         35
Deferred income taxes (Note 8)                             1,514      1,493
    Total Liabilities                                     11,271     14,550

Commitments and contingent liabilities
  (Notes 3 and 9)

Shareholder's Investment (Notes 6 and 10):

Common stock - par value $100 a share:
  Authorized, issued and outstanding 250,000 shares           25         25
Additional paid-in capital                                 1,168      1,168
Net earnings retained for use in the business              1,938      1,805
    Total Shareholder's Investment                         3,131      2,998

Total Liabilities and Shareholder's Investment           $14,402    $17,548

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

                                                    Year Ended December 31,
Consolidated Statement of Cash Flows               1993       1992       1991
                                                    (in millions of dollars)
Cash Flows From Operating Activities:
  Net earnings                                   $    129   $    231   $    276
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting
     principles                                        30        (51)         -
    Gains from receivable sales                      (127)      (146)      (159)
    Provision for credit losses                       216        309        421
    Depreciation, amortization and
     write-off of intangibles                         118        184        150
    Change in deferred income taxes and income
     taxes payable                                     35        (71)       206
    Change in accounts payable, accrued
     expenses and other                                26       (219)      (629)

  Net cash provided by operating activities           427        237        265

Cash Flows From Investing Activities:
  Acquisitions of finance receivables             (58,034)   (48,990)   (44,216)
  Collections of finance receivables               18,281     20,101     26,871
  Proceeds from sales of nonautomotive assets       2,375        903          -
  Proceeds from sales of receivables               40,105     31,039     21,262
  Other                                               (15)       126       (176)

  Net cash provided by investing activities         2,712      3,179      3,741


Cash Flows From Financing Activities:
  Change in short-term notes and affiliated
    borrowings                                      2,428         13       (775)
  Borrowings under revolving credit facilities:
   Proceeds                                         4,792     43,917     68,050
   Payments                                       (10,716)   (44,626)   (67,658)
  Proceeds from issuance of term debt               2,305        400          4
  Repayment of term debt                           (2,108)    (3,189)    (3,232)
  Redemption of preferred stock                         -        (75)      (210)
  Other                                                (8)        55         71

  Net cash used in financing activities            (3,307)    (3,505)    (3,750)

Change in cash and cash equivalents                  (168)       (89)       256

Cash and cash equivalents at beginning of year        433        522        266

Cash and Cash Equivalents at End of Year         $    265   $    433   $    522

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Chrysler Financial Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. All of the Company's common shares are owned by Chrysler Corporation (together with its subsidiaries, "Chrysler"). Prior years have been reclassified to conform with current year's classifications.

Receivable Sales

The Company sells significant amounts of automotive receivables acquired, in transactions subject to limited recourse provisions. The Company generally sells its receivables to a trust and remains as servicer for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold finance receivables. In a subordinated capacity, the Company retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

Gains or losses from the sale of retail receivables are recognized in the period in which such sale occurs. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. The receivables sold are removed from the balance sheet caption "Finance receivables - net", and the Company's retained interests in such receivables are included in "Retained interests in sold receivables and other related amounts - net". Gains or losses are reflected in the consolidated statement of net earnings under the caption, "Investment and other income". Gains on sales of wholesale receivables are not material.

Income Recognition

Interest income from owned finance receivables is recognized using the interest method. Lending fees and certain direct loan origination costs are deferred and amortized to interest income using the interest method over the contractual terms of the finance receivables. Interest accrued on wholesale, certain lease financing and real estate receivables at the balance sheet date, is included in finance receivables.

Recognition of interest income is generally suspended when a loan becomes contractually delinquent for periods ranging from 60 to 90 days. Income recognition is resumed when the loan becomes contractually current, at which time all past due interest income is recognized.

Property and casualty premiums are earned on a straight-line basis over the term of their respective policies.

Lease Transactions

Leasing operations consist of direct finance leases of vehicles and other equipment, leveraged leases of major equipment and real estate and operating leases, all of which are accounted for in accordance with the classification of the leases. The related revenue is recorded as interest income. Dealership properties leased to others are stated at cost less accumulated depreciation of $116 million in 1993 and $108 million in 1992. Equipment leased to others is stated at cost less accumulated depreciation of $164 million in 1993 and $190 million in 1992.

Allowance for Credit Losses

An allowance for credit losses is generally established during the period in which receivables are acquired. The allowance for credit losses is maintained at a level deemed appropriate based primarily on loss experience. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded. Retail automotive receivables not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of collateral when determined to be uncollectible.

Cash Equivalents

Temporary investments of excess borrowed funds with a maturity of less than three months when purchased are considered to be cash equivalents.

Marketable Securities

Marketable securities, owned by the Company's insurance subsidiaries and generally held to maturity, are carried at cost, adjusted for amortized premium or discount on bonds, plus accrued interest.

Repossessed Collateral

Repossessed collateral is carried at the lower of fair value less estimated selling expenses, or cost. Repossessed collateral carrying costs and gains or losses from disposition of such assets are recognized in the period incurred. Real estate owned is carried at the lower of fair value less estimated selling expenses, or cost. Fair value for real estate owned is determined by appraisal. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded.

Term Debt and Revolving Credit Fees and Costs

Term debt commissions and expenses are amortized over the life of the related debt issue in relation to the outstanding principal balances. Up-front fees and costs incurred in connection with revolving credit facilities are deferred and amortized over the expected term of the facilities in relation to commitments outstanding.

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired are being amortized on a straight-line basis over the remaining term of 14 years. The amount of unamortized goodwill included in "Other Assets" was $15 million and $23 million at December 31, 1993 and 1992, respectively.

Off-Balance-Sheet Financial Instruments

The Company enters into various interest rate exchange agreements to reduce its exposure to fluctuations in interest rates as part of its asset and liability management program. Net interest differentials to be paid or received related to interest rate exchange agreements are accrued and included as an adjustment to interest expense.

The Company enters into foreign currency swap agreements to hedge exposure to debt obligations which call for repayment of principal and interest in currency other than U.S. or Canadian dollars. The underlying debt obligations are translated in the accompanying consolidated balance sheet at the contractual rate of exchange in the respective foreign currency swap agreement.

Note 2 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                                            December 31,
                                                          1993       1992
                                                      (in millions of dollars)
Automotive:
  Retail                                                 $3,536     $3,797
  Wholesale and other                                     2,520      2,752
    Total automotive                                      6,056      6,549
Nonautomotive                                             2,803      3,328
Total finance receivables                                 8,859      9,877
  Less allowance for credit losses                         (200)      (239)
Total finance receivables - net                          $8,659     $9,638

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                                              December 31,
                                                           1993          1992
                                                        (in millions of dollars)
Cash and investments                                     $  586        $  526
Senior interests in wholesale receivables                   967           562
Subordinated interests in receivables                     1,783         1,751
Excess servicing                                            200           231
Other restricted and securitized assets                     496           484
  Less allowance for credit losses                         (294)         (233)
Total retained interests in sold receivables
  and other related amounts - net                        $3,738        $3,321

Changes in the allowance for credit losses, including receivables sold subject to limited recourse and amounts related to "Nonautomotive assets held for sale" at December 31, 1992, were as follows:

                                                              Year Ended December 31,
                                                           1993        1992        1991
                                                             (in millions of dollars)
Balance at beginning of year                               $573        $557        $477
Provision for credit losses                                 216         309         421
Net credit losses                                          (197)       (310)       (359)
Adjustments related to nonautomotive asset sales            (79)          -           -
Other adjustments                                           (19)         17          18
Balance at end of year                                     $494        $573        $557

Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $333 million and $735 million, at year end 1993 and 1992, respectively, which represented 1.21 percent and 2.49 percent of such receivables outstanding, respectively.

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company has not yet determined the effect of this new pronouncement on its results of operations and financial position. The Company plans to adopt SFAS No. 114 on or before January 1, 1995.

Contractual maturities of total finance receivables at December 31, 1993 were as follows:

                                         Automotive   Nonautomotive   Total
                                         ----------   -------------   -----
                                               (in millions of dollars)
Past due installments                      $   62       $   25      $    87

Due in year ending December 31:
    1994                                    3,677          275        3,952
    1995                                    1,207          214        1,421
    1996                                      541          202          743
    1997                                      325          188          513
    1998                                      195          181          376
    Thereafter                                 49        1,718        1,767
Total finance receivables                  $6,056       $2,803        8,859
Less allowance for credit losses                                       (200)
Total finance receivables - net                                     $ 8,659

Actual cash flow experience will vary from contractual cash flows due to future receivable sales and prepayments.

The Company's investment in automotive and nonautomotive direct financing leases included in "Finance receivables - net" was as follows:

                                                           December 31,
                                                         1993        1992
                                                     (in millions of dollars)
Aggregate future lease payments                          $403        $519
Estimated residual values                                 186         373
Less unearned income                                     (173)       (202)
Net investment in direct financing leases                $416        $690

The Company's investment in leveraged leases included in "Finance receivables - net" and related deferred income taxes, was as follows:

                                                           December 31,
                                                         1993        1992
                                                     (in millions of dollars)
Rentals receivable (net of principal
 and interest on non-recourse debt)                      $1,425      $1,527
Estimated residual values                                   834         858
Less:  Unearned income                                     (604)       (655)
       Deferred investment tax credits                      (96)       (108)
Net receivable                                            1,559       1,622
Less deferred income taxes                               (1,377)     (1,300)
Net investment in leveraged leases                       $  182      $  322

In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases", the Company revised its calculations of leveraged lease cash flows to adjust for the enacted tax rate increase in 1993. This change (a) increased earnings before income taxes by $9 million, and (b) increased the provision for income taxes by $20 million, primarily due to the adjustment of the associated net deferred tax liabilities (see Note 8 - Income Taxes).

Note 3 - Sales of Receivables


The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables were as follows:

                                                 December 31,
                                              1993          1992
                                           (in millions of dollars)
Automotive:
  Retail                                   $12,027         $10,081
  Wholesale                                  6,356           5,438
Nonautomotive                                  449             593
Total                                      $18,832         $16,112

Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are gains before expected credit losses totaling $127 million, $146 million and $159 million for the years ended December 31, 1993, 1992 and 1991, respectively. The provision for credit losses related to such sales amounted to $135 million, $137 million and $167 million for the years ended December 31, 1993, 1992 and 1991, respectively.


Note 4 - Nonautomotive Assets Held for Sale

During the first quarter of 1993, the Company realized cash proceeds of $2.3 billion and a note receivable of approximately $.1 billion from the sales of certain nonautomotive assets which had been classified as "Nonautomotive assets held for sale" in the Company's consolidated balance sheet at December 31, 1992. Proceeds from these sales approximated the net carrying values of the assets sold, and were used to reduce the Company's outstanding indebtedness.


Note 5 - Marketable Securities

Marketable securities held by the Company's insurance subsidiaries were as follows:

                                                               December 31,
                                                    ---------------------------------
                                                         1993               1992
                                                    --------------    ---------------
                                                            Market             Market
                                                    Cost     Value    Cost     Value
                                                    ----    ------    ----     ------
                                                        (in millions of dollars)
Bonds - Corporate/Public Utility                    $100     $104     $ 94     $ 97
        State/Municipal                               14       14       10       10
                                                     114      118      104      107
Government securities - United States and Canada     199      202      193      199
Preferred stocks                                       9        9        5        5
Short-term notes                                      26       26       31       31
Total marketable securities                         $348     $355     $333     $342

Note 6 - Debt

Short-term notes outstanding at December 31, 1993 had an average remaining term of 40 days. Average effective cost of borrowings were as follows:

                                                        Year Ended December 31,
                                       --------------------------------------------------------
                                                    1993                        1992
                                       --------------------------   ---------------------------
                                          Bank                         Bank
                                       Borrowings                   Borrowings
                                          and                          and
                                       Short-term   Term    Total   Short-term   Term     Total
                                          Notes     Debt    Debt       Notes     Debt     Debt
                                       ----------   ----    ----    ----------   ----     ----
Average effective cost of borrowings:
  United States operations                 8.1%     8.0%     8.0%       5.7%     9.0%     7.3%
  Consolidated operations                  8.2%     8.8%     8.6%       5.9%     9.7%     7.8%

Debt outstanding at December 31, 1993 and 1992 was as follows:

                                    Weighted Average
                                   Interest Rates* at        December 31,
Maturity                            December 31, 1993     1993         1992
                                                       (in millions of dollars)
Short-term notes placed primarily
 in the open market:
  United States                                         $ 2,513      $   351
  Canada                                                    259            1
  Total short-term notes (primarily
    commercial paper)                                     2,772          352
Bank borrowings under revolving
  credit facilities:
  United States                                               -        5,705
  Canada                                                      -          219
  Total bank borrowings                                       -        5,924
Senior term debt:
  United States, due
    1993                                                      -          719
    1994                                 9.0%               813        1,010
    1995                                 5.3%               574          142
    1996                                 5.3%             1,053          343
    1997                                 5.2%               197           98
    1998                                 6.0%               696            -
  Thereafter                             9.1%             1,766        1,898
    Total United States                                   5,099        4,210
  Canada, due 1993-1996                 12.3%                42          226
  Less unamortized discount                                   2            -
Total senior term debt                                    5,139        4,436
Subordinated term debt - United
  States:
  Senior due 1993-1995                   5.5%                77          420
  Junior subordinated                                         -          165
    Total subordinated                                       77          585
Mexico borrowings and other                                 447          455
Total debt                                              $ 8,435      $11,752

*The weighted average interest rates, including the effects of interest rate exchange agreements, have been calculated on the basis of rates in effect at December 31, 1993 on $976 million of variable rate debt, including $926 million senior and $50 million subordinated term debt.

Interest paid by the Company for the years ended December 31, 1993, 1992 and 1991 amounted to $847 million, $1,250 million and $1,536 million, respectively.

The Company has contractual debt maturities of $4.1 billion in 1994 (including $2.8 billion of short-term notes), $.6 billion in 1995, $1.0 billion in 1996, $.2 billion in 1997, $.7 billion in 1998 and $1.8 billion in years thereafter.

Interest rate exchange agreements have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements. While these agreements are generally used as hedges and are matched with specific financial instruments, they do involve a degree of interest rate risk. At December 31, 1993, the notional amount of the Company's portfolio of interest rate exchange agreements totaled $1,524 million. While notional amount is used to measure the volume of these agreements, it does not represent exposure to credit loss.

The terms of the Company's foreign currency swap agreements provide for payment of foreign currency principal and interest obligations in U.S. or Canadian dollars based on the contractual exchange rate in the respective agreement. As a result, the underlying debt obligations are recorded at the contractual rate totaling $535 million at December 31, 1993. If the debt obligations had been translated at the various exchange rates in effect at December 31, 1993, the recorded amount would have been $121 million higher.


Credit Facilities

At December 31, 1993, the Company had credit facilities aggregating $5.2 billion, consisting of contractually committed U.S. credit lines of $4.7 billion expiring in August 1995, and $.5 billion of Canadian credit lines
expiring in December 1995.   At December 31, 1993, the Company had no
borrowings outstanding under either of these credit facilities.

The Company's U.S. revolving credit facility grants security interests in substantially all of the Company's U.S. assets and contains restrictive covenants including restrictions that effectively prevent payment of cash dividends to Chrysler.

At December 31, 1993, the Company had automotive receivable sale agreements totaling $2.9 billion, consisting of a $2.5 billion U.S. automotive receivable sale agreement (of which $1.25 billion expires in September 1994 and $1.25 billion expires in September 1996), and a $.4 billion Canadian receivable sale agreement which expires in December 1995. At December 31, 1993, none of the Company's receivable sale agreements were utilized.

In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement dated June 30, 1993 can be made available to the Company. As of December 31, 1993, no borrowings were outstanding under this agreement.

Note 7 - Reinsurance Arrangements

The Company enters into various reinsurance contracts with other insurance enterprises or reinsurers to reduce the losses that may arise from catastrophes or other events. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to fulfill their obligations could result in losses to the Company.

The amounts reported as "Insurance premiums earned" are net of related ceded reinsurance premiums of $46 million, $36 million and $39 million for the years ended December 31, 1993, 1992 and 1991, respectively. Amounts reported as "Insurance losses and adjustment expenses" are net of related reinsurance loss and loss adjustment expenses of $38 million, $35 million and $33 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Included in "Accounts payable, accrued expenses and other" are net unearned insurance premiums and net reserves for insurance losses and adjustment expenses as follows:

                                                              December 31,
                                                            1993        1992
                                                        (in millions of dollars)
Direct and assumed unearned premiums                        $ 69        $ 84
Reinsurance ceded                                             (9)         (2)
Net unearned premiums                                       $ 60        $ 82

                                                              December 31,
                                                            1993        1992
                                                        (in millions of dollars)
Direct and assumed reserve for insurance losses
 and adjustment expenses                                    $221        $192
Reinsurance ceded                                            (48)        (40)
Net reserve for insurance losses and adjustment expenses    $173        $152

Note 8 - Income Taxes

Chrysler Financial Corporation and its U.S. subsidiaries are included in Chrysler's consolidated U.S. income tax returns. The Company's provision for income taxes is determined on a separate return basis. Under the Tax Sharing Agreement between the Company and Chrysler, U.S. income taxes have been settled substantially without regard to alternative minimum tax or limitations on utilization of net operating losses and foreign tax credits.

Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." This Statement mandates use of the liability method of accounting for deferred income taxes. The principal difference between the liability method and the method previously used is that under the liability method deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates, as income adjustments, in the period such changes are enacted. At January 1, 1992, the adjustment of deferred tax assets and liabilities resulted in a favorable cumulative effect of the change in accounting principle of $51 million.

Income taxes paid (recovered) by the Company for the years ended December 31, 1993, 1992 and 1991 amounted to $82 million, $172 million and $(55) million, respectively. Included in these amounts are taxes paid (recovered) from Chrysler under the Tax Sharing Agreement of $66 million, $130 million and $(83) million, in 1993, 1992 and 1991, respectively.

The provision for income taxes in the consolidated statement of net earnings includes the following:

                                                   Year Ended December 31,
                                                1993       1992        1991
                                                  (in millions of dollars)
Current tax expense (credit):
  United States                                $ 61       $130        $(84)
  State and local                                 3          6         (10)
  Foreign                                        13         20          15
    Total current tax expense (credit)           77        156         (79)
Deferred tax (credit) expense:
  United States                                  (2)       (43)        183
  State and local                                11          5          19
  Foreign                                         -         (3)          3
    Total deferred tax expense (credit)           9        (41)        205
Effect of restating deferred taxes for
 enacted U.S. tax rate increase including
 leveraged leases (Note 2)                       22          -           -
Total provision for income taxes               $108       $115        $126

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory income tax rate to earnings before income taxes and cumulative effect of changes in accounting principles, as follows:

                                                  Year Ended December 31,
                                              1993         1992        1991
                                                 (in millions of dollars)
Tax at U.S. statutory rate                    $ 93         $101        $137
State and local income taxes                     9            7           6
Amortization of investment tax credits          (2)          (5)         (9)
Income not subject to taxes                     (2)          (4)         (8)
Purchase accounting adjustments                 (5)          19           7
Leveraged lease rate adjustments                (8)          (5)        (12)
Rate adjustment of U.S. deferred tax
 assets and liabilities                         22            -           -
Other                                            1            2           5
  Total provision for income taxes            $108         $115        $126

Effective tax rate                             40.5%        39.0%       31.3%
Statutory tax rate                             35.0%        34.0%       34.0%

The tax effected temporary differences which comprise deferred tax assets and liabilities were as follows:

                                      December 31, 1993      December 31, 1992
                                      -----------------      -----------------
                                     Deferred   Deferred    Deferred   Deferred
                                        Tax        Tax         Tax        Tax
                                      Assets   Liabilities   Assets   Liabilities
                                     --------  ----------- ---------- -----------
                                                 (in millions of dollars)
Provision for losses                   $161      $    -       $170      $    -
Leasing transactions                      -       1,611          -       1,597
State and local taxes                     -          85          -          82
Postretirement benefits other
  than pensions                          17           -          -           -
Other                                    62          58         60          44
  Total                                $240      $1,754       $230      $1,723

Note 9 - Commitments and Contingent Liabilities


Various legal actions are pending against Chrysler Financial Corporation and certain of its subsidiaries, some of which seek damages in large or unspecified amounts and other relief. The Company believes each proceeding constitutes routine litigation encountered in the normal course of business. Although the amount of liability at December 31, 1993 with respect to such matters cannot be determined, the Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position. The Company believes that it has established reserves in an amount sufficient to cover any losses that may arise as a result of this litigation.

The Company is obligated under terms of noncancelable operating leases for the majority of its office facilities and equipment, as well as for a number of dealership facilities which are subleased to Chrysler-authorized automotive dealers. These leases are generally renewable and provide that certain expenses related to the properties are to be paid by the lessee.

Future minimum lease commitments under the aforementioned leases with remaining terms in excess of one year are as follows:

Year Ended December 31,      (in millions of dollars)
1994                                  $ 48
1995                                    42
1996                                    38
1997                                    33
1998                                    25
Thereafter                             100

Total                                 $286

Future minimum lease commitments have not been reduced by minimum sublease rentals of $210 million due in the future under noncancelable subleases.

Rental expense for operating leases for the years ended December 31, 1993, 1992 and 1991 was $58 million, $69 million and $74 million, respectively. Sublease rentals of $42 million were received in 1993, 1992 and 1991.

Chrysler currently has an unfunded pension obligation. In the event that termination liabilities with respect to Chrysler's pension plans are incurred, such liabilities would be the joint and several responsibilities of Chrysler and certain of its affiliated entities, including the Company and its subsidiaries. In the judgment of Chrysler's management, the possibility is remote that termination liabilities with respect to Chrysler's pension plans will be incurred in the foreseeable future.

Note 10 - Shareholder's Investment

Shareholder's Investment is summarized as follows:

                                                                Net Earnings
                                                     Additional  Retained for   Total
                                Preferred    Common    Paid-in   Use in the  Shareholder's
                                  Stock      Stock     Capital    Business    Investment
                                ---------    ------   --------   ----------  -------------
                                              (in millions of dollars)
Balance - December 31, 1990       $  285     $   25     $1,168     $1,311     $2,789

  Net earnings                         -          -          -        276        276
  Preferred stock redeemed          (210)         -          -          -       (210)
  Preferred stock dividends            -          -          -        (14)       (14)
  Minimum pension liability
   in excess of unrecognized
   prior service cost                  -          -          -          1          1
Balance - December 31, 1991           75         25      1,168      1,574      2,842

  Net earnings                         -          -          -        231        231
  Preferred stock redeemed           (75)         -          -          -        (75)
  Preferred stock dividends            -          -          -         (1)        (1)
  Minimum pension liability
   in excess of unrecognized
   prior service cost                  -          -          -          1          1
Balance - December 31, 1992            -         25      1,168      1,805      2,998

  Net earnings                         -          -          -        129        129
  Minimum pension liability
   in excess of unrecognized
   prior service cost                  -          -          -          4          4
Balance - December 31, 1993       $    -     $   25     $1,168     $1,938     $3,131

Note 11 - Transactions with Affiliates

Since 1968, the Company has had an Income Maintenance Agreement with Chrysler. The agreement provides for payments to maintain the Company's required coverage of earnings available for fixed charges at 110 percent. No payments were required pursuant to the Income Maintenance Agreement for 1993, 1992 or 1991.

Gains and losses from translating assets and liabilities outside the United States to United States dollar equivalents are credited or charged to Chrysler in accordance with an agreement indemnifying the Company against losses incurred as a result of foreign risks. Pursuant to this agreement Chrysler was charged $10 million in 1993, $20 million in 1992 and was not charged in 1991.

During 1993, the Company had short-term borrowings aggregating $500 million from Chrysler. All of these borrowings, including $11 million of interest expense, were repaid during the year.

Certain business arrangements exist providing for guarantees from Chrysler to the Company. Pursuant to these arrangements the Company received $8 million, $56 million and $59 million in 1993, 1992 and 1991, respectively.

Pursuant to an agreement between Chrysler and Chrysler Realty, the Company received fees of $25 million in 1993, and $28 million in 1992 and 1991. The fees include charges for administrative services rendered in the management of dealership land and facilities, reimbursement of holding costs on vacant facilities, reimbursement of charges by the Company to dealer tenants for rent in amounts less than the Company pays as rent on certain leased facilities and for rent in amounts less than current market rent on certain owned facilities.

The Company provides financing related to programs sponsored by Chrysler for the sale and lease of Chrysler vehicles. Under these programs, interest rate differentials received from Chrysler are earned on a level yield basis over the term of the receivables, or if the related receivables are sold, unearned amounts are included in the calculation of gains or losses from the sale of retail receivables. In addition, the Company provides secured financing to Chrysler in the normal course of business.
At December 31, 1993, $1,866 million was outstanding under these agreements.


Note 12 - Employee Benefit Plans

The Company's retirement programs include pension plans providing noncontributory benefits and contributory benefits. The noncontributory pension plans cover substantially all employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries.

Chrysler Financial Corporation and certain of its consolidated subsidiaries provide benefits based on a fixed rate for each year of service. Additionally, contributory benefits and supplemental noncontributory benefits are provided to substantially all salaried employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries under the Salaried Employees' Retirement Plan. This plan provides contributory benefits based on the employee's cumulative contributions and a supplemental noncontributory benefit based on years of service and the employee's average salary during the consecutive five years in which salary was highest in the fifteen years preceding retirement.

Annual payments to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act ("ERISA") of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to administer the plan and pay pension benefits. Plan assets are invested in a diversified portfolio that primarily consists of equity and debt securities. Plan assets at December 31, 1993 include 230,437 shares of Chrysler common stock.

Net pension cost was $7 million for 1993, and was $8 million for 1992 and 1991.

The Company provides health and life insurance benefits to substantially all of its U.S. and Canadian employees. Upon retirement from the Company, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically. Prior to 1993, the expense recognized for these benefits was based primarily on cash expenditures for the period. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("OPEB") which requires the accrual of such benefits during the years the employees provide services.

The adoption of SFAS No. 106 resulted in an after-tax charge of $29 million in 1993. This one-time charge represented the immediate recognition of the OPEB transition obligation of $45 million, partially offset by $16 million of estimated tax benefits. The OPEB transition obligation is the aggregate amount that would have been accrued in the years prior to the adoption of SFAS No. 106 had this standard been in effect for those years. Implementation of SFAS No. 106 did not increase the Company's cash expenditures for postretirement benefits. Recognition of on-going expenses under OPEB will not materially affect the Company's results of operations.

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Prior to 1993, the Company accrued for certain of these benefits at the time an employee's active service ended or expensed the benefit on the basis of cash expenditures. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $1 million for the cumulative effect of this change in accounting principle. Adoption of SFAS No. 112 is not expected to materially increase annual expense recognized for these benefits, and there will be no cash impact.

Note 13 - Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and valuation methodologies as described below.
However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1993      December 31, 1992
                                         --------------------   -------------------
                                         Carrying      Fair     Carrying     Fair
                                          Amount       Value     Amount      Value
                                         --------    --------   --------    -------
                                                   (in millions of dollars)
Balance Sheet financial instruments:
 Marketable securities                    $   348     $   355    $   333    $   342
 Finance receivables - net(1)(2)          $ 6,684     $ 6,704    $ 7,326    $ 7,346
 Retained interests in sold receivables
  and other related amounts - net         $ 3,738     $ 3,796    $ 3,321    $ 3,378
 Debt(3)(4)                               $ 8,420     $ 8,704    $11,735    $11,871

                                          December 31, 1993         December 31, 1992
                                     -------------------------  -------------------------
                                                     Unrealized                 Unrealized
                                       Contract or     Gains      Contract or     Gains
                                     Notional Amount  (Losses)  Notional Amount  (Losses)
                                     ---------------  --------  ---------------  --------
                                                   (in millions of dollars)
Off-balance sheet financial
 instruments:
 Interest rate swaps and
  interest rate caps                    $ 1,524        $  (45)      $ 2,265      $   (14)
 Foreign currency swap
  agreements                            $   535        $  145       $   750      $   213

(1) The carrying value of finance receivables excludes approximately $1,975 million and $2,312 million of direct finance and leveraged leases classified as "Finance receivables - net" in the Company's Consolidated Balance Sheet at December 31, 1993 and 1992, respectively.

(2) December 31, 1993 and 1992 includes approximately $3,405 million and $4,702 million, respectively, of finance receivables which reprice monthly at current market rates. The carrying value of these finance receivables approximates fair value.

(3) The carrying value of debt excludes approximately $15 million and $17 million of obligations under capital leases at December 31, 1993 and 1992, respectively.

(4) The carrying amount and fair value of debt is presented net of the foreign currency swap agreements.

The carrying value of cash and cash equivalents and accounts payable approximates market value due to the short maturity of these instruments.

The methods and assumptions used to estimate the fair value of financial instruments (excluding those financial instruments held for sale at December 31, 1992) are summarized as follows:

Marketable Securities and Investments

The fair value of marketable securities was estimated using quoted market prices.

Finance Receivables - net

The carrying value of variable rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of December 31, 1993 and 1992, respectively.

Retained Interests in Sold Receivables and Other Related Amounts - Net

The fair values of excess servicing cash flows and other subordinated amounts due the Company arising from receivable sale transactions were estimated by discounting expected cash flows.

Total Debt

The fair value of public debt was estimated using quoted market prices. The fair value of other long-term debt was estimated by discounting cash flows.

Interest Rate Swaps and Interest Rate Caps

The fair value of the Company's existing interest rate swaps and interest rate caps was estimated by discounting net cash flows using quoted market interest rates.

Foreign Currency Swap Agreements

The estimated fair value of the Company's existing foreign currency swap agreements was derived by discounting expected cash flows using market exchange rates and relative market interest rates over the remaining term of the swap.

The fair value estimates presented herein are based on pertinent information available as of the date of the consolidated balance sheet. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since the date of the consolidated balance sheet and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


Note 14 - Revenues, Earnings and Assets by Business Segment and
Geographical Area

The Company provides financing and insurance products and services through the following major operating subsidiaries: Chrysler Credit Corporation - automotive retail, wholesale and fleet financing; Chrysler Capital Corporation - servicing commercial loans and leases; Chrysler First, Inc. - secured small business financing; Chrysler Insurance Company - property, casualty and other insurance; Chrysler Realty Corporation - automotive dealership facility development and management.

Note 14 - Revenues, Earnings and Assets by Business Segment and
Geographical Area - continued

Revenues, earnings and assets of finance and insurance operations are as follows:

                                                  Year Ended December 31,
                                              1993         1992         1991
                                                 (in millions of dollars)
Interest income and other revenues:
  Finance operations                        $ 1,878      $ 2,412       $ 3,053
  Insurance operations                          161          163           168
Consolidated interest income and
 other revenues                             $ 2,039      $ 2,575       $ 3,221

Earnings before income taxes:
  Operating earnings:
    Finance operations                      $   257      $   310       $   393
    Insurance operations                         18           14            18
                                                275          324           411
  Amortization of costs in excess of
   book value of companies acquired              (8)         (29)           (9)
Consolidated earnings before income taxes   $   267      $   295       $   402

                                                       December 31,
                                              1993         1992          1991
                                                 (in millions of dollars)
Assets:
  Finance operations                        $14,021      $17,164       $20,912
  Insurance operations                          381          384           368
Consolidated assets                         $14,402      $17,548       $21,280

Revenues, earnings and assets by geographical area are as follows:

                                                  Year Ended December 31,
                                              1993         1992         1991
                                                 (in millions of dollars)
Interest income and other revenues:
  United States                             $ 1,854      $ 2,346      $ 2,936
  Canada                                         84          137          203
  Mexico                                        101           92           82

Consolidated interest income
 and other revenues                         $ 2,039      $ 2,575      $ 3,221

Earnings before income taxes:
  United States                             $   236      $   251      $   355
  Canada                                         13           29           36
  Mexico                                         18           15           11

Consolidated earnings before income taxes   $   267      $   295      $   402

                                                       December 31,
                                              1993         1992          1991
                                                 (in millions of dollars)
Assets:
  United States                             $13,410      $16,440      $19,647
  Canada                                        515          670        1,273
  Mexico                                        477          438          360

Consolidated assets                         $14,402      $17,548      $21,280

Note 15 - Selected Quarterly Financial Data - Unaudited

Selected quarterly financial data for the years ended December 31, 1993 and 1992 are as follows:

                                         Year Ended December 31, 1993

                                     First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter
                                            (in millions of dollars)
Total interest income                 $368       $354       $354      $342
Interest expense                      $219       $208       $186      $178
Interest margin and other revenues    $292       $324       $321      $311
Provision for credit losses           $ 46       $ 66       $ 57      $ 47
Provision for income taxes            $ 13       $ 18       $ 42*     $ 35
Earnings before cumulative
 effect of changes in
 accounting principles                $ 37       $ 44       $ 22      $ 56
Cumulative effect of changes in
 accounting principles                $(30)      $  -       $  -      $  -
Net earnings                          $  7       $ 44       $ 22      $ 56

*Includes $25 million for increase in statutory tax rate

                                         Year Ended December 31, 1992

                                     First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter
                                            (in millions of dollars)
Total interest income                 $531       $491       $471       $446
Interest expense                      $277       $248       $244       $253
Interest margin and other revenues    $398       $395       $391       $369
Provision for credit losses           $ 71       $ 71       $ 84       $ 83
Provision for income taxes            $ 29       $ 39       $ 29       $ 18
Earnings before cumulative effect
 of change in accounting principle    $ 60       $ 49       $ 45       $ 26
Cumulative effect of change in
 accounting principle                 $ 51       $  -       $  -       $  -
Net earnings                          $111       $ 49       $ 45       $ 26

Responsibility for Financial Reporting


     The Company's management is responsible for preparing the financial statements and other financial information in this Annual Report. This responsibility includes maintaining the integrity and objectivity of financial data and the presentation of the Company's results of operations and financial position in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments.

     The Company's financial statements have been audited by Deloitte & Touche, independent auditors. Their audits were conducted in accordance with generally accepted auditing standards and included consideration of the internal control system and tests of transactions as part of planning and performing their audits.

     The Company maintains a system of internal controls throughout its operations that provides reasonable assurance that its records reflect its transactions in all material respects and that significant misuse or loss of assets will be prevented. Management believes the Company's system of internal controls is adequate to accomplish these objectives on a continuous basis. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the Company's system of internal controls and has taken appropriate actions to respond to these recommendations.

     The Board of Directors of Chrysler Corporation, acting through its Audit Committee composed solely of nonemployee directors, is responsible for determining that management fulfills its responsibilities in the preparation of financial statements and the maintenance of internal controls. In fulfilling its responsibility, the Audit Committee recommends independent auditors to the Board of Directors for appointment by the shareholders of Chrysler Corporation. The Audit Committee also reviews the Company's consolidated financial statements and adequacy of internal controls. The Audit Committee meets regularly with management, the internal auditors and the independent auditors. Both the independent auditors and the internal auditors have full and free access to the Audit Committee, without management representatives present, to discuss the results of their audits and their views on the adequacy of internal controls and the quality of financial reporting.

     It is the business philosophy of the Company to obey the law and to require that its employees conduct their activities according to the highest standards of business ethics. This responsibility is characterized and reflected in various policies of the Company. A systematic program is maintained to assess compliance with these policies.


        /s/ John P. Tierney          /s/ Timothy P. Dykstra
        John P. Tierney              Timothy P. Dykstra
        Chairman of the Board        Vice President and Controller

INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Chrysler Financial Corporation and consolidated subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company has adopted recently issued Statements of Financial Accounting Standards and, accordingly, changed its methods of accounting for postretirement benefits other than pensions and postemployment benefits in 1993, and its method of accounting for income taxes in 1992.

/s/ DELOITTE & TOUCHE
Detroit, Michigan

January 18, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this Item.



                                                PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(Omitted in accordance with General Instruction J.)


ITEM 11.  EXECUTIVE COMPENSATION

(Omitted in accordance with General Instruction J.)


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(Omitted in accordance with General Instruction J.)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(Omitted in accordance with General Instruction J.)

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)   The following documents are filed as a part of this report:


1.    Financial Statements

      Financial statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.


2.    Financial Statement Schedules

      Independent Auditors' Report on Schedules (page 57 of Form 10-K)

      Schedule VIII - Valuation and qualifying accounts and reserves (page 58 of Form 10-K)

      Schedule IX - Short-term borrowings (page 59 of Form 10-K)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   Notes:

      (A) Separate Company financial statements of Chrysler Financial Corporation for the years ended December 31, 1992, 1991 and 1990 are omitted as not required under instructions contained in Regulation S-X.

      (B) Schedules other than those listed above have been omitted as not required under instructions contained in Regulation S-X or inapplicable.

3. Exhibits

   3-A Copy of the Restated Articles of Incorporation of Chrysler Financial Corporation as adopted and filed with the Corporation Division of the Michigan Department of Treasury on October 1, 1971. Filed as Exhibit 3-A to Registration No. 2-43097 of Chrysler Financial Corporation, and incorporated herein by reference.

   3-B Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on December 26, 1975, April 23, 1985 and June 21, 1985, respectively. Filed as Exhibit 3-B to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

   3-C Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on August 12, 1987 and August 14, 1987, respectively. Filed as Exhibit 3 to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference.

   3-D Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on December 11, 1987 and January 25, 1988, respectively. Filed as Exhibit 3-D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   3-E Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on June 13, 1989 and June 23, 1989, respectively. Filed as Exhibit 3-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

   3-F Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on September 13, 1989, January 31, 1990 and March 8, 1990, respectively. Filed as
            Exhibit 3-E to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   3-G Copy of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on March 29, 1990 and May 10, 1990. Filed as Exhibit 3-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1990, and incorporated herein by reference.

   3-H Copy of the By-Laws of Chrysler Financial Corporation as amended to March 2, 1987. Filed as Exhibit 3-C to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

   3-I Copy of the By-Laws of Chrysler Financial Corporation as amended to August 1, 1990. Filed as Exhibit 3-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

   3-J Copy of By-Laws of Chrysler Financial Corporation as amended to January 1, 1992, and presently in effect. Filed as Exhibit 3-H to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-A Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

   4-B Copy of First Supplemental Indenture, dated as of June 1, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of June 1, 1985, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as
            Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

   4-C Copy of Indenture, dated as of July 15, 1985, between Chrysler Financial Corporation and Bankers Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities, J. Henry Schroder Bank & Trust Company having subsequently succeeded Banker's Trust Company as Trustee. Filed as Exhibit 4-C to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

   4-D Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   4-E Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

   4-F Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and J. Henry Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-F to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

   4-G Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

   4-H Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

   4-I Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as
            Exhibit 4-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

   4-J Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as
            Exhibit 4-J to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

   4-K Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   4-L Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as
            Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   4-M Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

   4-N Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

   4-O Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

   4-P Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

   4-Q Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

   4-R Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-A Copy of Income Maintenance Agreement, made December 20, 1968, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation. Filed as Exhibit 13-D to Registration Statement No. 2-32037 of Chrysler Financial Corporation, and incorporated herein by reference.

   10-B Copy of Agreement, made April 19, 1971, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, amending the Income Maintenance Agreement among such parties. Filed as Exhibit 13-B to Registration Statement No. 2-40110 of Chrysler Financial Corporation and Chrysler Corporation, and incorporated herein by reference.

   10-C Copy of Agreement, made May 29, 1973, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 5-C to Registration Statement No. 2-49615 of Chrysler Financial Corporation, and incorporated herein by reference.

   10-D Copy of Agreement, made as of July 1, 1975, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, further amending the Income Maintenance Agreement among such parties. Filed as Exhibit D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1975, and incorporated herein by reference.

   10-E Copy of Agreement, made June 4, 1976, between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No. 2-56398 of Chrysler Financial Corporation, and incorporated herein by reference.

   10-F Copy of Agreement, made March 27, 1986, between Chrysler Financial Corporation, Chrysler Holding Corporation (now known as Chrysler Corporation) and Chrysler Corporation (now known as Chrysler Motors Corporation) further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 10-F to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

   10-G Copy of Amended and Restated Revolving Term Credit Facility, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., as the Borrower, Chrysler Financial Corporation, as the Guarantor, the several financial institutions parties thereto and Royal Bank of Canada, as Agent Bank. Filed as Exhibit 10-G to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-H Copy of Standby Receivables Purchase Agreement, dated as of January 17, 1993, among Chrysler Credit Canada, Ltd., Chrysler Financial Corporation, Royal Bank of Canada and the several other financial institutions parties thereto. Filed as
            Exhibit 10-H to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-I Copy of Retail Purchase and Servicing Agreement dated as of January 17, 1993 among Royal Bank of Canada, Chrysler Credit Canada Ltd., Chrysler Financial Corporation and the several other financial institutions parties thereto. Filed as
            Exhibit 10-I to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-J Copy of Bank Series Supplement, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., Royal Bank of Canada, the several bank parties thereto and The Royal Trust Company, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-J to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-K Copy of Amendment dated as of December 1, 1992, to the Series 1992-1 Supplement dated as of February 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New
            York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-DDDD to the Annual Report of Chrysler Financial on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-L Copy of Series 1992-1 Supplement, dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-M Copy of Series 1992-2 Supplement, dated as of December 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Bank (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-FFFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-N Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-O Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on From 10-K for the year ended December 31, 1991, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-P Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on From 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-Q Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-R Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-S Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-T Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as
            Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-U Copy of Series B Supplement, dated as of March 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-V Copy of Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-J to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-W Copy of Series 1992-1 Supplement, dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-X Copy Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as
            Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-Y Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-Z Copy Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-AA Copy Pooling and Servicing Agreement, dated as of March 1, 1992 among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-BB Copy Standard Terms and Conditions of Agreement, dated as of March 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-CC Copy Purchase Agreement, dated as of March 1, 1992, between Chrysler First Inc. and Financial Acceptance Corporation with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-DD Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-EE Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-FF Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-GG Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-HH Copy of Combined and Restated Revolving Credit Agreement, dated as of July 29, 1992, among Chrysler Financial Corporation, as Borrower, Chemical Bank, as Agent and Arranger, and Swiss Bank Corporation, New York Branch, as Managing Co-Agent and Co-Arranger including as Exhibit G thereto forms of the Trust Agreement and related security documents executed and delivered concurrently therewith.
            Filed as Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

   10-II Copy of Second Amended and Restated Commitment Transfer Agreement, dated as of July 29, 1992, between Chrysler Financial Corporation, as Borrower, and Chemical Bank, as Agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation, dated August 17, 1992 and filed August 19, 1992 and incorporated herein by reference.

   10-JJ Copy of Amended and Restated Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-YY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-KK Copy of Participation and Servicing Agreement, dated as of July 29, 1992, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent, with respect to the Standby Receivable Purchase Agreement. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-LL Copy of Bank Supplement, dated as of July 29, 1992, to the Pooling and Servicing Agreement, dated as of May 31, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to the Standby Receivables Purchase Agreement. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed on August 19, 1992, and incorporated herein by reference.

   10-MM Copy of Short Term Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-BBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-NN Copy of Participation and Servicing Agreement, dated as of September 15, 1993, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-CCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-OO Copy of Short Term Bank Supplement, dated as of September 15, 1993, to the Pooling and Servicing Agreement, dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to Short Term Standby Receivables Purchase Agreement. Filed as Exhibit 10-DDD to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-PP Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-QQ Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-RR Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-SS Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-TT Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

   10-UU Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-VV Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-WW Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as
            Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-XX Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-YY Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-ZZ Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as
            Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

   10-AAA Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

   10-BBB Copy of Asset Purchase Agreement, dated as of May 15, 1992, between Chrysler Capital Public Finance Corporation and Koch Financial Corporation. Filed as Exhibit 10-DDDDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-CCC Copy of Asset Purchase Agreement, dated as of June 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation, Chrysler Asset Management Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-EEEEEE to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-DDD Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-EEE Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-FFF Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-GGG Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-HHH Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-III Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-JJJ Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-KKK Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-LLL Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-MMM Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master trust. Filed as Exhibit 4-P to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-NNN Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-OOO Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-PPP Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-QQQ Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-RRR Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-SSS Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-TTT Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-UUU Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-VVV Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
            Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-WWW Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-XXX Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-YYY   Copy of Series 1993-1 Supplement, dated as of February 1,
            1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan
            Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated March 15, 1993, and incorporated herein by reference.

   10-ZZZ Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-AAAA Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-BBBB Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as
            Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-CCCC Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-DDDD Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-EEEE Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-FFFF Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-GGGG Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-HHHH Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as
            Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-IIII Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   10-JJJJ Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-KKKK Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-LLLL Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-MMMM Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-NNNN Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-OOOO Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company.

   10-PPPP Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

   10-QQQQ Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers Traders and Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on
            Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

   12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to fixed Charges.

   12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges.

   23       Consent of Deloitte & Touche

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

   24 Powers of attorney pursuant to which the signatures of certain directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

            Copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, other than the instruments copies of which are filed with this report as Exhibit 4-A, 4-B, 4-C, 4-D, 4-E, 4-F, 4-G, 4-H, 4-I, 4-J, 4-K, 4-L, 4-M, 4-N, 4-O, 4-P, 4-Q,
            and 4-R thereto, have not been filed as exhibits to this report since the amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 1993.


     Date of Report                 Date Filed              Item Reported
     --------------                 ----------              -------------

     October 14, 1993             October 14, 1993                5
     November 22, 1993            November 22, 1993               5


     Financial Statements Filed
     --------------------------

     Copy of the unaudited financial statements for Chrysler Financial Corporation and subsidiaries for the quarter ended September 30, 1993, and the related Independent Accountant's Report.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHRYSLER FINANCIAL CORPORATION


                                       By /s/ JOHN P. TIERNEY
                                          John P. Tierney
                                           Chairman of the Board

Date:  February 4, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal executive officer:


/s/ JOHN P. TIERNEY         Chairman of the Board           February 4, 1994
John P. Tierney



Principal financial officer:


/s/ DENNIS M. CANTWELL      Vice President - Corporate      February 4, 1994
Dennis M. Cantwell          Finance and Development



Principal accounting officer:


/s/ TIMOTHY P. DYKSTRA      Vice President and Controller   February 4, 1994
Timothy P. Dykstra

Board of Directors:


/s/ WILLIAM S. BISHOP*               Director               February 4, 1994
William S. Bishop


/s/ DENNIS M. CANTWELL*              Director               February 4, 1994
Dennis M. Cantwell


/s/ THOMAS P. CAPO*                  Director               February 4, 1994
Thomas P. Capo


/s/ ROBERT J. EATON*                 Director               February 4, 1994
Robert J. Eaton


/s/ JEREMIAH E. FARRELL*             Director               February 4, 1994
Jeremiah E. Farrell


/s/ ROBERT A. LUTZ*                  Director               February 4, 1994
Robert A. Lutz


/s/ WILLIAM J. O'BRIEN III*          Director               February 4, 1994
William J. O'Brien III


/s/ JOHN P. TIERNEY*                 Director               February 4, 1994
John P. Tierney


/s/ GARY C. VALADE*                  Director               February 4, 1994
Gary C. Valade


*By  /s/ ROBERT A. LINK
     Robert A. Link
     Attorney-in-Fact
     February 4, 1994

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the consolidated financial statements of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 18, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Chrysler Financial Corporation and consolidated subsidiaries, listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche
Detroit, Michigan

January 18, 1994

                            CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       (in millions of dollars)

                Column A                Column B            Column C            Column D     Column E
                --------                --------            --------            --------     --------
                                                           Additions
                                                     -----------------------
                                                                  Charged to
                                       Balance at    Charged to     Other                     Balance
                                       Beginning     Costs and     Accounts-   Deductions-    at End
                                       of Period      Expenses     Describe     Describe     of Period
                                        --------     ----------   ----------    --------     --------
YEAR ENDED DECEMBER 31, 1993
Reserves for insurance claims and
 adjustment expenses                      $152          $108         $ -         $87 (a)       $173

YEAR ENDED DECEMBER 31, 1992
Reserves for insurance claims and
 adjustment expenses                      $133          $112         $ -         $93 (a)       $152

YEAR ENDED DECEMBER 31, 1991
Reserves for insurance claims and
 adjustment expenses                      $110          $107         $ -         $84 (a)       $133

NOTES:
(a) Primarily reductions for claims settled

                             CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                                  SCHEDULE IX - SHORT-TERM BORROWINGS
                                          (dollars in millions)

           Column A              Column B     Column C      Column D      Column E      Column F
           --------              --------     --------      --------      --------      --------
                                                             Maximum       Average      Weighted
                                              Weighted       Amount        Amount       Average
                                Balance at    Average      Outstanding   Outstanding    Interest
     Category of Aggregate          End       Interest     During the    During the    Rate During
     Short-Term Borrowings       of Period      Rate         Period        Period      the Period
     ---------------------       --------     --------      --------      --------      --------
                                                                             (a)           (b)
DECEMBER 31, 1993
   Commercial paper               $ 2,772      3.74%         $ 2,951       $ 1,799        4.71%
   Other short-term borrowings    $   425     17.51% (c)     $   437       $   376       20.49% (c)


DECEMBER 31, 1992
   Commercial paper               $   352      4.49%         $   633       $   469        5.12%
   Other short-term borrowings    $   393     24.35% (c)     $   393       $   352       20.70% (c)


DECEMBER 31, 1991
   Commercial paper               $    339     6.13%         $  1,361      $   560        7.58%
   Other short-term borrowings    $    332    21.31% (c)     $    406      $   319       19.29% (c)

(a)   Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365 or 366 days.

(b)   Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding after adjustments for compensating balances and fees applicable to such borrowings.

(c)   Weighted average interest rates are inflated due to interest rates in Mexico.

                               EXHIBIT INDEX
                               -------------

Exhibit
Number                  Description of Exhibit
- -------                 ----------------------

3-A Copy of the Restated Articles of Incorporation of Chrysler Financial Corporation as adopted and filed with the Corporation Division of the Michigan Department of Treasury on October 1, 1971. Filed as Exhibit 3-A to Registration No. 2-43097 of Chrysler Financial Corporation, and incorporated herein by reference.

3-B Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on December 26, 1975, April 23, 1985 and June 21, 1985, respectively. Filed as Exhibit 3-B to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

3-C Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on August 12, 1987 and August 14, 1987, respectively. Filed as Exhibit 3 to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference.

3-D Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on December 11, 1987 and January 25, 1988, respectively. Filed as Exhibit 3-D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

3-E Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on June 13, 1989 and June 23, 1989, respectively. Filed as Exhibit 3-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

3-F Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on September 13, 1989, January 31, 1990 and March 8, 1990, respectively. Filed as Exhibit 3-E to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

3-G Copy of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on March 29, 1990 and May 10, 1990. Filed as Exhibit 3-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1990, and incorporated herein by reference.

3-H Copy of the By-Laws of Chrysler Financial Corporation as amended to March 2, 1987. Filed as Exhibit 3-C to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

3-I Copy of the By-Laws of Chrysler Financial Corporation as amended to August 1, 1990. Filed as Exhibit 3-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

3-J Copy of By-Laws of Chrysler Financial Corporation as amended to January 1, 1992, and presently in effect. Filed as Exhibit 3-H to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

4-A Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

4-B Copy of First Supplemental Indenture, dated as of June 1, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of June 1, 1985, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-C Copy of Indenture, dated as of July 15, 1985, between Chrysler Financial Corporation and Bankers Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities, J. Henry Schroder Bank & Trust Company having subsequently succeeded Banker's Trust Company as Trustee. Filed as Exhibit 4-C to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

4-D Copy of Indenture, dated as of June 1, 1985, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

4-E Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-F Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and J. Henry Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-F to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-G Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

4-H Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-I Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as
        Exhibit 4-I to the Quarterly Report of Chrysler Financial
        Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-J Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-J to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-K Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-L Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-M Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

4-N Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

4-O Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-P Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

4-Q Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-R Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

10-A Copy of Income Maintenance Agreement, made December 20, 1968, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation. Filed as Exhibit 13-D to
        Registration Statement No. 2-32037 of Chrysler Financial
        Corporation, and incorporated herein by reference.

10-B Copy of Agreement, made April 19, 1971, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, amending the Income Maintenance Agreement among such parties. Filed as Exhibit 13-B to Registration Statement No. 2-40110 of Chrysler Financial Corporation and Chrysler Corporation, and incorporated herein by reference.

10-C Copy of Agreement, made May 29, 1973, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 5-C to Registration Statement No. 2-49615 of Chrysler Financial Corporation, and incorporated herein by reference.

10-D Copy of Agreement, made as of July 1, 1975, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, further amending the Income Maintenance Agreement among such parties. Filed as Exhibit D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1975, and incorporated herein by reference.

10-E Copy of Agreement, made June 4, 1976, between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No. 2-56398 of Chrysler Financial Corporation, and incorporated herein by reference.

10-F Copy of Agreement, made March 27, 1986, between Chrysler Financial Corporation, Chrysler Holding Corporation (now known as Chrysler Corporation) and Chrysler Corporation (now known as Chrysler Motors Corporation) further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 10-F to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

10-G Copy of Amended and Restated Revolving Term Credit Facility, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., as the Borrower, Chrysler Financial Corporation, as the Guarantor, the several financial institutions parties thereto and Royal Bank of Canada, as Agent Bank. Filed as Exhibit 10-G to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-H Copy of Standby Receivables Purchase Agreement, dated as of January 17, 1993, among Chrysler Credit Canada, Ltd., Chrysler Financial Corporation, Royal Bank of Canada and the several other financial institutions parties thereto. Filed as Exhibit 10-H to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-I Copy of Retail Purchase and Servicing Agreement dated as of January 17, 1993 among Royal Bank of Canada, Chrysler Credit Canada Ltd., Chrysler Financial Corporation and the several other financial institutions parties thereto. Filed as Exhibit 10-I to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-J Copy of Bank Series Supplement, dated as of January 17, 1993, among Chrysler Credit Canada Ltd., Royal Bank of Canada, the several bank parties thereto and The Royal Trust Company, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-J to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-K Copy of Amendment dated as of December 1, 1992, to the Series 1992-1 Supplement dated as of February 1, 1992 among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as
        Exhibit 10-DDDD to the Annual Report of Chrysler Financial on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-L Copy of Series 1992-1 Supplement, dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-M Copy of Series 1992-2 Supplement, dated as of December 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Bank (New
        York), as Trustee, with respect to DRAC Auto Loan Master Trust. Filed as Exhibit 10-FFFF to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-N Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-O Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on From 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-P Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on From 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10-Q Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-R Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
        Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-S Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-T Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-U Copy of Series B Supplement, dated as of March 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
        Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-V Copy of Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
        Exhibit 4-J to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-W Copy of Series 1992-1 Supplement, dated as of February 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Security Pacific National Trust Company (New York), as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-X Copy Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-Y Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-Z Copy Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-AA Copy Pooling and Servicing Agreement, dated as of March 1, 1992 among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-BB Copy Standard Terms and Conditions of Agreement, dated as of March 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Financial Acceptance Corporation, as Seller, and The First National Bank of Chicago, as Trustee, with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-CC Copy Purchase Agreement, dated as of March 1, 1992, between Chrysler First Inc. and Financial Acceptance Corporation with respect to CFC-17 Grantor Trust. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of CFC-17 Grantor Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

10-DD Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-EE Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-FF Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-GG Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-HH Copy of Combined and Restated Revolving Credit Agreement, dated as of July 29, 1992, among Chrysler Financial Corporation, as Borrower, Chemical Bank, as Agent and Arranger, and Swiss Bank Corporation, New York Branch, as Managing Co-Agent and Co-Arranger including as Exhibit G thereto forms of the Trust Agreement and related security documents executed and delivered concurrently therewith. Filed as Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

10-II Copy of Second Amended and Restated Commitment Transfer Agreement, dated as of July 29, 1992, between Chrysler Financial Corporation, as Borrower, and Chemical Bank, as Agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation, dated August 17, 1992 and filed August 19, 1992 and incorporated herein by reference.

10-JJ Copy of Amended and Restated Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-YY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-KK Copy of Participation and Servicing Agreement, dated as of July 29, 1992, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent, with respect to the Standby Receivable Purchase Agreement. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

10-LL Copy of Bank Supplement, dated as of July 29, 1992, to the Pooling and Servicing Agreement, dated as of May 31, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to the Standby Receivables Purchase Agreement. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed on August 19, 1992, and incorporated herein by reference.

10-MM Copy of Short Term Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-BBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-NN Copy of Participation and Servicing Agreement, dated as of September 15, 1993, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-CCC to the Quarterly Report on Form 10-Q of Chrysler Financial
        Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OO Copy of Short Term Bank Supplement, dated as of September 15, 1993, to the Pooling and Servicing Agreement, dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to Short Term Standby Receivables Purchase Agreement. Filed as Exhibit 10-DDD to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-PP Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-QQ Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-RR Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-SS Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
        Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-TT Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2.
        Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-UU Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-VV Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial
        Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-WW Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-XX Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as
        Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-YY Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as
        Exhibit 2-E to the Current Report of Chrysler Financial
        Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-ZZ Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-AAA Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
        Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-BBB Copy of Asset Purchase Agreement, dated as of May 15, 1992, between Chrysler Capital Public Finance Corporation and Koch Financial Corporation. Filed as Exhibit 10-DDDDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-CCC Copy of Asset Purchase Agreement, dated as of June 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation, Chrysler Asset Management Corporation and Chrysler Credit Corporation. Filed as
        Exhibit 10-EEEEEE to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-DDD Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-EEE Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-FFF Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-GGG Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
        Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-HHH Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-III Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-JJJ Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-KKK Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-LLL Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-MMM Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master trust. Filed as Exhibit 4-P to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-NNN Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
        Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-OOO Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-PPP Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
        Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-QQQ Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-RRR Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
        Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-SSS Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-TTT Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
        Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-UUU Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-VVV Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-WWW Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-XXX Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-YYY Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated March 15, 1993, and incorporated herein by reference.

10-ZZZ Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-AAAA Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-BBBB Copy of Pooling and Servicing Agreement, dated as of August 1,
        1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-CCCC Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-DDDD Copy of Purchase Agreement, dated as  of August 1, 1993, between
        Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-EEEE Copy of Lease Receivables Purchase Agreement, dated as of December
        23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as
        Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-FFFF Copy of Lease Receivables Purchase Agreement, dated September 3,
        1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-GGGG Copy of Lease Receivables Purchase Agreement, dated September 22,
        1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as
        Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-HHHH Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-IIII Copy of Amended and Restated Loan Agreement, dated as of June 1,
        1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJJJ Copy of Loan Agreement, dated as of March 31, 1993, between
        Manatee Leasing, Inc. and Chrysler Credit Corporation.  Filed as
        Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-KKKK Copy of Origination and Servicing Agreement, dated as of June 4,
        1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of
        September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
        Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of September 1, 1993, between Premier
        Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-NNNN Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the quarterly report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OOOO Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company.

10-PPPP Copy of Secured Loan Purchase Agreement, dated as of December 15,
        1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

10-QQQQ Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers Traders and Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on
        Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges.

23      Consent of Deloitte & Touche

24 Powers of attorney pursuant to which the signatures of certain directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.