Form 10-Q
period 1994-03-31
CHRYSLER FINANCIAL CORP
filed 1994-04-29
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        March 31, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__    No _____

                          APPLICABLE ONLY TO ISSUERS
                      INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of March 31, 1994.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF NET EARNINGS
                           (in millions of dollars)
                                                          Three Months Ended
                                                                March 31,
                                                            1994        1993
                                                              (unaudited)
Interest income:
  Automotive financing:
    Retail                                               $  137        $  131
    Wholesale and other                                     118           122
  Nonautomotive financing                                    76           115
    Total interest income                                   331           368

Interest expense                                            185           219
    Interest margin                                         146           149

Other revenues:
  Servicing fee income                                       61            51
  Insurance premiums earned                                  34            33
  Investment and other income                                58            59
    Interest margin and other revenues                      299           292

Costs and expenses:
  Operating expenses                                        118           115
  Provision for credit losses                                47            46
  Insurance losses and adjustment expenses                   26            27
  Depreciation and other expenses                            33            54
    Total costs and expenses                                224           242

Earnings before income taxes and cumulative
 effect of changes in accounting principles                  75            50

Provision for income taxes                                   28            13

Earnings before cumulative effect of
 changes in accounting principles                            47            37

Cumulative effect of changes in
 accounting principles (Note 4)                               -           (30)

Net Earnings                                             $   47        $    7

Consolidated Statement of                                 Three Months Ended
Shareholder's Investment                                        March 31,
(in millions of dollars)                                    1994        1993
                                                              (unaudited)
Balance at beginning of period (Note 4)                  $3,131        $2,998
Net earnings                                                 47             7
Net unrealized holding losses on securities (Note 4)         (2)            -

Balance at end of period                                 $3,176        $3,005

Prior period reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in millions of dollars)
                                             March 31,     December 31,   March 31,
Assets:                                        1994           1993          1993
                                            (unaudited)                  (unaudited)

Finance receivables - net (Note 1)           $ 8,976       $ 8,659        $10,002
Retained interest in sold receivables
 and other related amounts - net (Note 1)      4,541         3,738          3,952
    Total finance receivables and
     retained interests - net                 13,517        12,397         13,954

Cash and cash equivalents                        200           265            433
Marketable securities (Note 4)                   354           348            341
Dealership properties leased - net               415           423            447
Equipment leased to others - net                 135           176            360
Repossessed collateral                           265           269            245
Other assets                                     496           524            547

Total Assets                                 $15,382       $14,402        $16,327


Liabilities:

Debt (Note 3)                                $ 9,330       $ 8,435        $10,123
Accounts payable, accrued
 expenses and other                            1,315         1,298          1,346
Amounts due to affiliated companies               38            24            366
Deferred income taxes                          1,523         1,514          1,487
    Total Liabilities                         12,206        11,271         13,322


Shareholder's Investment                       3,176         3,131          3,005

Total Liabilities and
 Shareholder's Investment                    $15,382       $14,402        $16,327

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions of dollars)
                                                              Three Months Ended
                                                                    March 31,
                                                                1994        1993
                                                                   (unaudited)
Cash Flows From Operating Activities:

  Net earnings                                               $     47     $      7
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting principles           -           30
    Net gains from receivable sales                               (28)         (22)
    Provision for credit losses                                    47           46
    Depreciation and amortization of intangibles                   20           34
    Change in deferred income taxes and income
     taxes payable                                                  9           10
    Change in accounts payable, accrued
     expenses and other                                            26          (67)

  Net cash provided by operating activities                       121           38

Cash Flows From Investing Activities:

  Acquisitions of finance receivables                         (16,088)     (14,035)
  Collections of finance receivables                            3,960        4,663
  Proceeds from sales of receivables                           10,959        8,159
  Proceeds from sales of nonautomotive assets                       -        2,267
  Other                                                            87          179

  Net cash (used in) provided by investing activities          (1,082)       1,233

Cash Flows From Financing Activities:

  Change in short-term notes and affiliated borrowings            307        1,467
  Borrowings under revolving credit facilities:
   Proceeds                                                         -        1,918
   Payments                                                         -       (4,342)
  Proceeds from issuance of term debt                             769            -
  Repayment of term debt                                         (249)        (273)
  Other                                                            69          (41)

  Net cash provided by (used in) financing activities             896       (1,271)

Change in cash and cash equivalents                               (65)           -
Cash and cash equivalents at beginning of period                  265          433

Cash and Cash Equivalents at End of Period                   $    200     $    433

Prior period reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                    March 31,    December 31,    March 31,
                                      1994           1993          1993
                                   (unaudited)                  (unaudited)
                                           (in millions of dollars)
Automotive:
  Retail                             $ 3,806       $ 3,536       $ 3,933
  Wholesale and other                  2,665         2,520         3,101
    Total automotive                   6,471         6,056         7,034
Nonautomotive                          2,716         2,803         3,183
Total finance receivables              9,187         8,859        10,217
  Less allowance for credit losses      (211)         (200)         (215)
Total finance receivables - net      $ 8,976       $ 8,659       $10,002

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                    March 31,    December 31,    March 31,
                                      1994           1993          1993
                                   (unaudited)                  (unaudited)
                                           (in millions of dollars)
Cash and investments                 $   531       $   586       $   512
Senior interests in wholesale
 receivables                           1,673           967         1,175
Subordinated interests in
 receivables                           1,932         1,783         1,798
Excess servicing                         195           200           181
Other restricted and securitized
 assets                                  510           496           526
  Less allowance for credit losses      (300)         (294)         (240)
Total retained interests in sold
 receivables and other related
 amounts - net                       $ 4,541       $ 3,738       $ 3,952

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                    March 31,    December 31,    March 31,
                                      1994          1993           1993
                                   (unaudited)                  (unaudited)
                                           (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                 $  211        $   200       $   215
 Retained interests in sold
  receivables and other
  related amounts                       300            294           240
   Total                             $  511        $   494       $   455


Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables are as follows:

                                    March 31,    December 31,    March 31,
                                      1994          1993           1993
                                   (unaudited)                  (unaudited)
                                           (in millions of dollars)
Automotive:
  Retail                             $12,205       $12,027       $10,034
  Wholesale and other                  7,052         6,356         6,291
Nonautomotive                            398           449           565
Total                                $19,655       $18,832       $16,890

Gains or losses from the sale of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses.
Included in "Investment and other income" are gains before expected credit losses totaling $28 million and $22 million for the three months ended March 31, 1994 and 1993, respectively. The provision for credit losses related to such sales amounted to $31 million, and $29 million for the three months ended March 31, 1994 and 1993, respectively.

Note 3 - Debt

                                   Weighted Average
                                   Interest Rates at    March 31,  December 31,  March 31,
Maturity                            March 31, 1994        1994        1993         1993
                                                       (unaudited)              (unaudited)
                                                            (in millions of dollars)
Short-term notes placed primarily
 in the open market:
  United States                                          $ 2,598     $ 2,513      $ 1,452
  Canada                                                     481         259            9
  Total short-term notes
   (primarily commercial paper)                            3,079       2,772        1,461

Revolving bank borrowings under
 credit facilities:
  United States                                                -           -        3,125
  Canada                                                       -           -          375
  Total bank borrowings                                        -           -        3,500

Senior term debt:
  United States, due
    1993                                                       -           -          576
    1994                                  8.7%               615         813        1,012
    1995                                  5.4%               574         574          142
    1996                                  5.3%             1,092       1,053          343
    1997                                  4.9%               485         197           98
    1998                                  6.0%               735         696            -
 Thereafter                               8.4%             2,169       1,766        1,898
    Total United States                                    5,670       5,099        4,069
  Canada, due 1993-1996                  12.3%                41          42          149
  Less unamortized discount                                    3           2            -
    Total senior term debt                                 5,708       5,139        4,218

Subordinated term debt - United States
  Senior due 1995                         8.3%                27          77          367
  Junior subordinated                                          -           -          165
   Total subordinated                                         27          77          532
Mexico borrowings and other                                  516         447          412
Total debt                                               $ 9,330     $ 8,435      $10,123

Credit Facilities

At March 31, 1994, the Company had credit facilities aggregating $5.2 billion, consisting of contractually committed U.S. credit lines of $4.7 billion expiring in August 1995, and $.5 billion of Canadian credit lines expiring in December 1995. At March 31, 1994 the Company had no borrowings outstanding under either of these credit facilities.

At March 31, 1994, the Company had automotive receivable sale agreements totaling $2.9 billion, consisting of a $2.5 billion U.S. automotive receivable sale agreement (of which $1.25 billion expires in September 1994 and $1.25 billion expires in September 1996), and a $.4 billion Canadian receivable sale agreement which expires in December 1995. At March 31, 1994, none of the Company's receivable sale agreements were utilized.

Note 3 - Debt (Continued)

In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement dated June 30, 1993 can be made available to the Company. As of March 31, 1994, no borrowings were outstanding under this agreement.

The Company has contractual debt maturities of $4.2 billion during the remainder of 1994 (including $3.1 billion of short-term notes), and $.6 billion in 1995.


Note 4 - Accounting Changes

Investments in Debt and Equity Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard specifies the accounting and reporting requirements for changes in the fair values of investments with readily determinable fair values.

Under SFAS No. 115, debt and equity securities are categorized into one of three categories: trading, available-for-sale and held-to-maturity. Trading securities and available-for-sale securities are recorded at fair value. Changes in the fair value of trading securities are included in earnings currently. Changes in the fair value of available-for-sale securities are recorded as a separate component of Shareholder's Investment until realized. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

At March 31, 1994, the Company had investments in securities with an aggregate carrying value of $383 million, consisting primarily of commercial paper, governmental securities and corporate debt. At March 31, 1994, $348 million of these securities were categorized as available-for-sale, while $35 million were categorized as held-to-maturity. The adjustment of available-for-sale securities to market value at January 1, 1994 resulted in a $6 million increase to Shareholder's Investment.

At March 31, 1994, the outstanding debt securities held as investments have contractual maturities as follows: $118 million due within one year, $80 million due after one year through five years, $41 million due after five years through ten years, and $97 million due after ten years.


Other Postretirement Benefits

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

Note 4 - Accounting Changes (Continued)

The adoption of SFAS No. 106 resulted in an after-tax charge of $29 million in 1993, which represented the immediate recognition of the OPEB transition obligation of $45 million, partially offset by $16 million of estimated tax benefits.

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


Postemployment Benefits

During the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. This statement requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. Prior to 1993, the Company accrued for certain of these benefits at the time an employee's active service ended or expensed the benefit on the basis of cash expenditures. Adoption of this accounting standard resulted in the recognition of an after-tax charge of $1 million for the cumulative effect of this change in accounting principle for the quarter ended March 31, 1993. Results for the quarter ended March 31, 1993 have been restated accordingly. Adoption of SFAS No. 112 has not materially increased the annual expense recognized for these benefits, and there is no cash impact.


Impairment of a Loan

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company plans to adopt SFAS No. 114 on or before January 1, 1995. The Company has not yet determined the effect of this new pronouncement on its results of operations and financial position.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Chrysler Financial's receivables managed and total assets increased from year-end 1993 levels reflecting growth in automotive volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $29.8 billion at March 31, 1994, compared to $28.3 billion at December 31, 1993, and $27.3 billion at March 31, 1993. The increase in receivables managed primarily reflects higher levels of automotive financing.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $20.6 billion at March 31, 1994, compared to $19.4 billion at December 31, 1993, and $17.1 billion at March 31, 1993.

Total assets at March 31, 1994 were $15.4 billion, compared to $14.4 billion at December 31, 1993, and $16.3 billion a year ago. The decline in assets from a year ago reflects the continued liquidation of nonautomotive assets.

The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $511 million, $494 million, and $455 million at March 31, 1994, December 31, 1993, and March 31, 1993, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.77 percent, 1.78 percent, and
1.68 percent at March 31, 1994, December 31, 1993, and March 31, 1993, respectively.

Total debt outstanding at March 31, 1994 was $9.3 billion, compared to $8.4 billion at December 31, 1993 and $10.1 billion a year ago. The Company's debt-to-equity ratio was 2.94 to 1 at March 31, 1994 compared to 2.69 to 1 at December 31, 1993, and 3.37 to 1 at March 31, 1993.

Results of Operations

Earnings before taxes were $75 million for the three months ended March 31, 1994, which compares to $50 million for the first quarter of 1993, before the cumulative effect of changes in accounting principles. The increase in first quarter 1994 earnings before taxes and accounting changes resulted from higher levels of automotive financing.

The Company's net earnings were $47 million for the three months ended March 31, 1994 compared to $7 million in the first quarter of 1993. Net earnings for the three months ended March 31, 1993 included charges totaling $30 million from the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits".

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Automotive financing volume totaled $17.1 billion in the first quarter of 1994, compared to $14.1 billion in the first quarter of 1993. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three months ended March 31, 1994, and 1993 respectively, were as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  1994          1993
United States Penetration:
   Retail                                          24%           23%
   Wholesale                                       71%           71%

Number of New Chrysler Vehicles Financed
 in the United States (in thousands):
   Retail                                         137           111
   Wholesale                                      423           377

Interest margin totaled $146 million for the three months ended March 31, 1994, compared to $149 million for the first quarter of 1993. Automotive financing income totaled $255 million for the three months ended March 31, 1994 compared to $253 million in the first quarter of 1993.

Interest income from the Company's nonautomotive financing operations declined to $76 million in the first quarter of 1994 from $115 million in the first quarter of 1993. These nonautomotive operations had finance receivables outstanding of $2.7 billion at March 31, 1994 compared with $3.2 billion at March 31, 1993. The decline in nonautomotive interest income and receivables outstanding is a result of first quarter 1993 asset sales and continued downsizing of the Company's nonautomotive portfolios, respectively.

Service fee income totaled $61 million for the three months ended March 31, 1994, an increase of $10 million from a year ago, due to higher levels of receivables serviced for others.

The Company's average effective cost of borrowings improved in the first quarter of 1994 as compared to the comparable period a year ago, reflecting the repayment of bank borrowings during 1993 and increased use of lower cost commercial paper.

A comparison of borrowing costs is shown in the following table:

                                                  Three Months Ended
                                                       March 31,
                                                   1994          1993
                                                 (dollars in millions)
Interest expense                                 $   185       $   219
Average borrowings                               $ 8,844       $10,089
Average effective cost of borrowings               8.39%         8.83%

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Depreciation and other expenses totaled $33 million for the quarter ended March 31, 1994, compared to $54 million for the first quarter of 1993. The decrease is a result of the 1993 nonautomotive asset sales and the continued downsizing of nonautomotive portfolios.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first quarter of 1994 and 1993 was as follows:

                                          Net Credit Losses
                                        1994            1993
                                      (in millions of dollars)
Automotive financing                    $ 21            $ 30
Nonautomotive financing                    9              42
  Total                                 $ 30            $ 72

                                        Net Credit Losses to
                                        Average Receivables
                                             Outstanding
                                        1994            1993
Automotive financing                    0.30%           0.49%
Nonautomotive financing                 0.91%           2.52%
      Total                             0.38%           0.92%

Liquidity and Capital Resources

At March 31, 1994, the Company had revolving credit facilities aggregating $5.2 billion, consisting of contractually committed U.S. credit lines of $4.7 billion expiring in August 1995, and $.5 billion of Canadian credit lines expiring in December 1995. The Company had automotive receivable sale agreements totaling $2.9 billion at March 31, 1994, consisting of a $2.5 billion U.S. automotive receivable sale agreement (of which $1.25 billion expires in September 1994 and $1.25 billion expires in September 1996), and a $.4 billion Canadian receivable sale agreement which expires in December 1995. In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement expiring in June 1996 can be made available to the Company. As of March 31, 1994, none of the revolving credit facilities or receivable sale agreements were utilized.

Receivable sales continued to be a significant source of cost-effective funding in the first quarter of 1994 as the Company realized $1.7 billion of net proceeds from the sale of automotive retail receivables, compared to $1.3 billion of net proceeds in the first quarter of 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $4.6 billion and $4.4 billion at March 31, 1994 and 1993, respectively.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

At March 31, 1994, the Company had contractual debt maturities of $4.2 billion during the remainder of 1994 (including $3.1 billion of short-term notes), $.6 billion in 1995, and $1.1 billion in 1996.

During the second quarter of 1994, the Company began the process of negotiating the early replacement of its U.S. and Canadian revolving credit facilities and receivable sale agreements.

The Company believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will be sufficient to enable it to meet its funding requirements.


New Accounting Standard

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


Review by Independent Public Accountants

Deloitte & Touche, the Company's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included in Exhibit 15-A.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES
          (Omitted in accordance with general instruction H)


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          (Omitted in accordance with general instruction H)


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (Omitted in accordance with general instruction H)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.

Exhibit No.
- - -----------

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

  4-A Copy of First Supplemental Indenture, dated as of June 1, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of June 1, 1985, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-B Copy of Indenture, dated as of July 15, 1985, between Chrysler Financial Corporation and Bankers Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities, J. Henry Schroder Bank & Trust Company having subsequently succeeded Banker's Trust Company as Trustee. Filed as Exhibit 4-C to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

  4-C Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-D Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and J. Henry Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-F to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-E Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-F Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-G Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-H Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-J to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-I Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

  4-J Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

  4-K Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

  4-L Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

  4-M Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

  4-N Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as
          Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

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

  10-K Copy of Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-J to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-L Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-M Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-N Copy of Combined and Restated Revolving Credit Agreement, dated as of July 29, 1992, among Chrysler Financial Corporation, as Borrower, Chemical Bank, as Agent and Arranger, and Swiss Bank Corporation, New York Branch, as Managing Co-Agent and Co-Arranger including as Exhibit G thereto forms of the Trust Agreement and related security documents executed and delivered concurrently therewith. Filed as
          Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

  10-O Copy of Second Amended and Restated Commitment Transfer Agreement, dated as of July 29, 1992, between Chrysler Financial Corporation, as Borrower, and Chemical Bank, as Agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation, dated August 17, 1992 and filed August 19, 1992 and incorporated herein by reference.

  10-P Copy of Amended and Restated Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-YY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-Q Copy of Participation and Servicing Agreement, dated as of July 29, 1992, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent, with respect to the Standby Receivable Purchase Agreement. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

  10-R Copy of Bank Supplement, dated as of July 29, 1992, to the Pooling and Servicing Agreement, dated as of May 31, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to the Standby Receivables Purchase Agreement. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed on August 19, 1992, and incorporated herein by reference.

  10-S Copy of Short Term Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as
          Exhibit 10-BBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-T Copy of Participation and Servicing Agreement, dated as of September 15, 1993, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-CCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-U Copy of Short Term Bank Supplement, dated as of September 15, 1993, to the Pooling and Servicing Agreement, dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to Short Term Standby Receivables Purchase Agreement. Filed as Exhibit 10-DDD to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-V Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-W Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-X Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-Y Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
          Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-Z Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

  10-AA Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-BB Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-CC Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-DD Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as
          Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-EE Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-FF Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-GG Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
          Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-HH Copy of Asset Purchase Agreement, dated as of May 15, 1992, between Chrysler Capital Public Finance Corporation and Koch Financial Corporation. Filed as Exhibit 10-DDDDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-II Copy of Asset Purchase Agreement, dated as of June 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation, Chrysler Asset Management Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-EEEEEE to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-JJ Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-KK Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-LL Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-MM Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
          Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-NN Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-OO Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-PP Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-QQ Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-RR Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-SS Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master trust. Filed as Exhibit 4-P to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-TT Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
          Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-UU Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-VV Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
          Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-WW Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-XX Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-YY Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-ZZ Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-AAA Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-BBB Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-CCC Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-DDD Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-EEE Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

  10-FFF Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-GGG Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-HHH Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-III Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-JJJ Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-KKK Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-LLL Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-MMM Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-NNN Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OOO Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PPP Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQQ Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-RRR Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-SSS Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-TTT Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-UUU Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-VVV Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Coloration for the year ended December 31, 1993, and incorporated herein by reference.

  10-WWW Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

  10-XXX Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-YYY Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as
          Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1994, and incorporated herein by reference.

  10-ZZZ Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

  15-A    Letter regarding unaudited interim financial information.

  15-B    Independent Accountants' Letter of Consent.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          - continued

          Copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, other than the instruments copies of which are filed with this report as
          Exhibit 4-A, 4-B, 4-C, 4-D, 4-E, 4-F, 4-G, 4-H, 4-I, 4-J, 4-K, 4-L,
          4-M, 4-N, 4-O, and 4-P thereto, have not been filed as exhibits to this report since the amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registration agrees to furnish to the Commission a copy of each such instrument upon request.

     (b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1994.


          Date of Report                 Date Filed              Item Reported
          --------------                 ----------              -------------
          January 18, 1994             January 18, 1994                5


          Financial Statements Filed

          Copy of the audited financial statements for Chrysler Financial Corporation and subsidiaries for the year ended December 31, 1993, and the related Independent Accountants' Report.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Chrysler Financial Corporation
                                   ------------------------------------
                                               (Registrant)



Date:  April 29, 1994         By:  /s/ T. P. Dykstra
                                   ------------------------------------
                                   T. P. Dykstra
                                   Vice President & Controller
                                   Principal Accounting Officer

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
- - -----------

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

  4-A Copy of First Supplemental Indenture, dated as of June 1, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of June 1, 1985, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-B to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-B Copy of Indenture, dated as of July 15, 1985, between Chrysler Financial Corporation and Bankers Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities, J. Henry Schroder Bank & Trust Company having subsequently succeeded Banker's Trust Company as Trustee. Filed as Exhibit 4-C to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1985, and incorporated herein by reference.

  4-C Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-D Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and J. Henry Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-F to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-E Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

  4-F Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-G Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-H Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-J to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

  4-I Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

  4-J Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

  4-K Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

  4-L Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as Successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

  4-M Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

  4-N Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as
          Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

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

  10-K Copy of Series C Supplement, dated as of May 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-J to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-L Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-M Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-N Copy of Combined and Restated Revolving Credit Agreement, dated as of July 29, 1992, among Chrysler Financial Corporation, as Borrower, Chemical Bank, as Agent and Arranger, and Swiss Bank Corporation, New York Branch, as Managing Co-Agent and Co-Arranger including as Exhibit G thereto forms of the Trust Agreement and related security documents executed and delivered concurrently therewith. Filed as
          Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

  10-O Copy of Second Amended and Restated Commitment Transfer Agreement, dated as of July 29, 1992, between Chrysler Financial Corporation, as Borrower, and Chemical Bank, as Agent. Filed as Exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation, dated August 17, 1992 and filed August 19, 1992 and incorporated herein by reference.

  10-P Copy of Amended and Restated Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-YY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-Q Copy of Participation and Servicing Agreement, dated as of July 29, 1992, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent, with respect to the Standby Receivable Purchase Agreement. Filed as Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed August 19, 1992, and incorporated herein by reference.

  10-R Copy of Bank Supplement, dated as of July 29, 1992, to the Pooling and Servicing Agreement, dated as of May 31, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to the Standby Receivables Purchase Agreement. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated August 17, 1992 and filed on August 19, 1992, and incorporated herein by reference.

  10-S Copy of Short Term Standby Receivables Purchase Agreement, dated as of September 15, 1993, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as
          Exhibit 10-BBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-T Copy of Participation and Servicing Agreement, dated as of September 15, 1993, among American Auto Receivables Company, Chrysler Credit Corporation, the Purchasers named therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-CCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-U Copy of Short Term Bank Supplement, dated as of September 15, 1993, to the Pooling and Servicing Agreement, dated as of May 31, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to Short Term Standby Receivables Purchase Agreement. Filed as Exhibit 10-DDD to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-V Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-W Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-X Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-Y Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
          Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-Z Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

  10-AA Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-BB Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-CC Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-DD Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as
          Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-EE Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-FF Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-GG Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
          Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-HH Copy of Asset Purchase Agreement, dated as of May 15, 1992, between Chrysler Capital Public Finance Corporation and Koch Financial Corporation. Filed as Exhibit 10-DDDDDD to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-II Copy of Asset Purchase Agreement, dated as of June 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation, Chrysler Asset Management Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-EEEEEE to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-JJ Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-KK Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-LL Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-MM Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
          Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-NN Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-OO Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-PP Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-QQ Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-N to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-RR Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-SS Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to Carco Auto Loan Master trust. Filed as Exhibit 4-P to the Quarterly Report on Form 10-Q of Carco Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-TT Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
          Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-UU Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-VV Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
          Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-WW Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-XX Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-YY Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-ZZ Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-AAA Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-BBB Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-CCC Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-DDD Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-EEE Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

  10-FFF Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-GGG Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-HHH Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-III Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-JJJ Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-KKK Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-LLL Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-MMM Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-NNN Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OOO Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PPP Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQQ Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-RRR Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-SSS Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-TTT Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-UUU Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-VVV Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Coloration for the year ended December 31, 1993, and incorporated herein by reference.

  10-WWW Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

  10-XXX Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-YYY Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as
          Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1994, and incorporated herein by reference.

  10-ZZZ Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

  15-A    Letter regarding unaudited interim financial information.

  15-B    Independent Accountants' Letter of Consent.