Form 10-Q
period 1994-06-30
CHRYSLER FINANCIAL CORP
filed 1994-07-18
CIK 20164

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__      No ____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of June 30, 1994.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "10-K Report").

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF NET EARNINGS
                            (in millions of dollars)
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     1994      1993       1994      1993
                                       (unaudited)          (unaudited)
Interest income:
  Automotive financing:
    Retail                          $  129    $  115    $  266    $  246
    Wholesale and other                125       129       243       251
  Nonautomotive financing               70       110       146       225
    Total interest income              324       354       655       722
Interest expense                       193       208       378       427
    Interest margin                    131       146       277       295

Other revenues:
  Servicing fee income                  60        52       121       103
  Insurance premiums earned             34        36        68        69
  Investment and other income           54        90       112       149
    Interest margin and other
     revenues                          279       324       578       616

Costs and expenses:
  Operating expenses                   116       112       230       227
  Provision for credit losses           40        66        91       112
  Insurance losses and adjustment
   expenses                             27        32        53        59
  Depreciation and other expenses       27        52        60       106
    Total costs and expenses           210       262       434       504

Earnings before income taxes and
 cumulative effect of changes in
 accounting principles                  69        62       144       112

Provision for income taxes              25        18        53        31

Earnings before cumulative effect
 of changes in accounting
 principles                             44        44        91        81

Cumulative effect of changes in
 accounting principles (Note 4)          -         -         -       (30)

Net Earnings                        $   44    $   44    $   91    $   51

Consolidated Statement of                                Six Months Ended
 Shareholder's Investment                                     June 30,
(in millions of dollars)                                  1994      1993
                                                            (unaudited)
Balance at beginning of period (Note 4)                 $3,131    $2,998
Net earnings                                                91        51
Net unrealized holding losses on securities (Note 4)        (7)        -
Balance at end of period                                $3,215    $3,049

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (in millions of dollars)
                                         June 30,     December 31,     June 30,
Assets:                                    1994           1993           1993
                                       (unaudited)                   (unaudited)
Finance receivables-net (Note 1)         $ 9,385        $ 8,659        $ 9,586
Retained interests in sold
 receivables and other related
 amounts - net (Note 1)                    4,049          3,587          3,505
    Total finance receivables and
     retained interests - net             13,434         12,246         13,091

Cash and cash equivalents                    180            265            455
Marketable securities (Note 4)               339            348            329
Dealership properties leased - net           411            423            441
Equipment leased to others - net             121            176            335
Amounts due from affiliated companies          5              -              -
Repossessed collateral                       254            269            225
Other assets                                 428            524            509

Total Assets                             $15,172        $14,251        $15,385


Liabilities:

Debt (Note 3)                            $ 9,384        $ 8,435        $ 9,081
Accounts payable, accrued
 expenses and other                        1,047          1,147          1,224
Amounts due to affiliated companies            -             24            527
Deferred income taxes                      1,526          1,514          1,504

    Total Liabilities                     11,957         11,120         12,336

Shareholder's Investment                   3,215          3,131          3,049

Total Liabilities and
 Shareholder's Investment                $15,172        $14,251        $15,385

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions of dollars)
                                                              Six Months Ended
                                                                  June 30,
                                                               1994      1993
                                                                 (unaudited)
Cash Flows From Operating Activities:

  Net earnings                                             $     91    $    51
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting principles         -         30
    Net gains from receivable sales                             (41)       (69)
    Provision for credit losses                                  91        112
    Depreciation and amortization of intangibles                 37         67
    Change in deferred income taxes                              12         27
    Change in accounts payable, accrued
     expenses and other                                         (27)       (52)

  Net cash provided by operating activities                     163        166

Cash Flows From Investing Activities:

  Acquisitions of finance receivables                       (32,805)   (29,225)
  Collections of finance receivables                          7,902      9,418
  Proceeds from sales of receivables                         23,756     19,376
  Proceeds from sales of nonautomotive assets                     -      2,267
  Other                                                         (42)       146

  Net cash (used in) provided by investing activities        (1,189)     1,982

Cash Flows From Financing Activities:

  Change in short-term notes and affiliated borrowings          323      1,835
  Borrowings under revolving credit facilities:
   Proceeds                                                       -      4,115
   Payments                                                       -     (7,643)
  Proceeds from issuance of term debt                           937        663
  Repayment of term debt                                       (426)    (1,011)
  Other                                                         107        (85)

  Net cash provided by (used in) financing activities           941     (2,126)

Change in cash and cash equivalents                             (85)        22
Cash and cash equivalents at beginning of period                265        433

Cash and Cash Equivalents at End of Period                 $    180    $   455

Prior period reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                     June 30,      December 31,    June 30,
                                       1994           1993           1993
                                    (unaudited)                   (unaudited)
                                            (in millions of dollars)
Automotive:
  Retail                              $ 4,592        $ 3,536        $ 3,703
  Wholesale and other                   2,294          2,520          3,025
    Total automotive                    6,886          6,056          6,728
Nonautomotive                           2,697          2,803          3,092
Total finance receivables               9,583          8,859          9,820
  Less allowance for credit losses       (198)          (200)          (234)
Total finance receivables - net       $ 9,385        $ 8,659        $ 9,586

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                     June 30,      December 31,    June 30,
                                       1994           1993           1993
                                    (unaudited)                   (unaudited)
                                            (in millions of dollars)
Cash and investments                  $   636        $   586        $   599
Senior interests in wholesale
 receivables                            1,532            967            716
Subordinated interests in
 receivables                            1,704          1,783          1,800
Excess servicing                          187            200            212
Other restricted and securitized
 assets                                   300            345            434
  Less allowance for credit losses       (310)          (294)          (256)
Total retained interests in sold
 receivables and other related
 amounts - net                        $ 4,049        $ 3,587        $ 3,505

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                     June 30,      December 31,    June 30,
                                       1994           1993           1993
                                    (unaudited)                   (unaudited)
                                            (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                  $   198        $   200        $   234
 Retained interests in sold
  receivables and other
  related amounts                         310            294            256
   Total                              $   508        $   494        $   490


Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables are as follows:

                                     June 30,      December 31,    June 30,
                                       1994           1993           1993
                                    (unaudited)                   (unaudited)
                                            (in millions of dollars)
Automotive:
  Retail                              $12,286        $12,027        $10,932
  Wholesale and other                   6,598          6,356          5,798
Nonautomotive                             359            449            497
Total                                 $19,243        $18,832        $17,227

Gains or losses from the sale of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are gains before expected credit losses totaling $41 million and $69 million for the six months ended June 30, 1994 and 1993, respectively. The provision for credit losses related to such sales amounted to $63 million and $61 million for the six months ended June 30, 1994 and 1993, respectively.

Note 3 - Debt

                                  Weighted Average
                                  Interest Rates at  June 30,  December 31,  June 30,
Maturity                            June 30, 1994      1994       1993         1993
                                                   (unaudited)             (unaudited)
                                                       (in millions of dollars)
Short-term notes placed primarily
 in the open market:
  United States                                     $ 2,524      $ 2,513    $ 1,548
  Canada                                                579          259         94
  Total short-term notes
   (primarily commercial paper)                       3,103        2,772      1,642

Revolving bank borrowings under
 credit facilities:
  United States                                           -            -      2,080
  Canada                                                  -            -        316
  Total bank borrowings                                   -            -      2,396

Senior term debt:
  United States, due
    1993                                                  -            -        147
    1994                                   8.8%         440          813      1,013
    1995                                   5.7%         574          574        142
    1996                                   5.8%       1,094        1,053        644
    1997                                   5.2%         571          197        127
    1998                                   6.1%         812          696        315
 Thereafter                                8.4%       2,172        1,766      1,666
    Total United States                               5,663        5,099      4,054
  Canada, due 1993-1996                   12.2%          39           42         87
  Less unamortized discount                               2            2          -
    Total senior term debt                            5,700        5,139      4,141

Subordinated term debt - United States
  Senior due 1994-1997                     8.3%          27           77        367
  Junior subordinated                                     -            -        165
   Total subordinated                                    27           77        532
Mexico borrowings and other                             554          447        370
Total debt                                          $ 9,384      $ 8,435    $ 9,081

Credit Facilities

During the second quarter, the Company replaced its existing revolving credit and receivable sale agreements which were originally scheduled to expire in 1995. The new agreements provide for lower total commitments, reductions in borrowing spreads and commitment fees and less restrictive financial covenants, including the relaxation of dividend restrictions and the removal of security interests in the Company's U.S. assets.

The Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of June 30, 1994 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

Note 3 - Debt (Continued)

In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement can be made available to the Company. As of June 30, 1994, no borrowings were outstanding under this agreement.

The Company has contractual debt maturities of $4.1 billion during the remainder of 1994 (including $3.1 billion of short-term notes), and $.6 billion in 1995.


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

At June 30, 1994, the Company had investments in securities with an aggregate carrying value of $354 million, consisting primarily of commercial paper, governmental securities and corporate debt. Of these securities, $323 million were categorized as available-for-sale, and $31 million were categorized as held-to-maturity. The adjustment of available-for-sale securities to market value at January 1, 1994 resulted in a $6 million increase to Shareholder's Investment.


Other Postretirement Benefits

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


Postemployment Benefits

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. The adoption of this accounting standard resulted in the recognition of an after-tax charge of $1 million in 1993. Adoption of SFAS No. 112 has not materially increased the annual expense recognized for these benefits, and there is no cash impact. Previously reported results for the six months ended June 30, 1993 have been restated to reflect the adoption of SFAS No. 112, effective January 1, 1993.

Note 4 - Accounting Changes (Continued)

Impairment of a Loan

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company plans to adopt SFAS No. 114 on or before January 1, 1995. The Company has not yet determined the effect of this new pronouncement on its results of operations and financial position.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

Chrysler Financial's receivables managed and total assets increased from year-end 1993 levels reflecting growth in automotive volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $30.2 billion at June 30, 1994, compared to $28.3 billion at December 31, 1993, and $27.3 billion at June 30, 1993.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $20.6 billion at June 30, 1994, compared to $19.4 billion at December 31, 1993, and $17.5 billion at June 30, 1993.

Total assets at June 30, 1994 were $15.2 billion, compared to $14.3 billion at December 31, 1993, and $15.4 billion a year ago. The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $508 million, $494 million, and $490 million at June 30, 1994, December 31, 1993, and June 30, 1993, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.76 percent, 1.78 percent, and 1.81 percent at June 30, 1994, December 31, 1993, and June 30, 1993, respectively.

Total debt outstanding at June 30, 1994 was $9.4 billion, compared to $8.4 billion at December 31, 1993 and $9.1 billion a year ago. The Company's debt-to-equity ratio was 2.92 to 1 at June 30, 1994 compared to 2.69 to 1 at December 31, 1993, and 2.98 to 1 at June 30, 1993.


Results of Operations

Earnings before taxes were $69 million and $144 million for the three and six months ended June 30, 1994, which compares to $62 million and $112 million for the comparable periods of 1993, before the cumulative effect of changes in accounting principles. The increase in 1994 earnings before taxes and accounting changes resulted from higher levels of automotive financing and lower provisions for credit losses, partially offset by reduced retail automotive margins.

The Company's net earnings were $44 million and $91 million for the three and six months ended June 30, 1994 compared to $44 million and $51 million in the comparable periods of 1993. Net earnings for the six months ended June 30, 1993 included charges totaling $30 million from the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Automotive financing volume totaled $17.9 billion and $35.0 billion for the second quarter and first six months of 1994, compared with $15.6 billion and $29.7 billion in 1993. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and six months ended June 30, 1994, and 1993 respectively, were as follows:

                                  Three Months Ended   Six Months Ended
                                       June 30,             June 30,
                                    1994     1993      1994      1993
United States Penetration:
    Retail                          24%       23%       24%       23%
    Wholesale                       75%       75%       73%       73%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands of units):
    Retail                          149       137       286       248
    Wholesale                       421       396       844       773

Interest margin totaled $131 million and $277 million for the three and six months ended June 30, 1994, compared to $146 million and $295 million for the comparable periods of 1993. Automotive financing income totaled $254 million and $509 million for the three and six months ended June 30, 1994 compared to $244 million and $497 million in the comparable periods of 1993.

Interest income from the Company's nonautomotive financing operations totaled $70 million and $146 million for the three and six months ending June 30, 1994. This represents a decline of 36 percent and 35 percent, respectively, from the comparable periods of 1993. These nonautomotive operations had finance receivables outstanding of $2.7 billion at June 30, 1994 compared with $3.1 billion at June 30, 1993. The decline in nonautomotive interest income and receivables outstanding is a result of first quarter 1993 asset sales and continued downsizing of the Company's nonautomotive portfolios.

Service fee income totaled $60 million and $121 million for the three and six months ended June 30, 1994, an increase of $8 million, and $18 million from the same periods a year ago, due to higher levels of receivables serviced for others.

Investment and other income totaled $54 million and $112 million for the three and six months ended June 30, 1994 compared to $90 million and $149 million in the comparable periods ended June 30, 1993. The decline in investment and other income is primarily due to reduced gains on receivable sales reflecting lower margins on receivables sold.

The Company's average effective cost of borrowings improved in the first six months of 1994 as compared to the comparable period a year ago, reflecting lower term debt costs, partially offset by higher short-term interest rates.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

A comparison of borrowing costs is shown in the following table:

                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                                1994       1993       1994       1993
                                        (dollars in millions)
Interest expense              $   193    $   208    $   378     $   427
Average borrowings            $ 9,268    $ 9,815    $ 9,057     $ 9,951
Average effective cost
 of borrowings                   8.36%      8.35%      8.38%       8.59%

Depreciation and other expenses totaled $27 million and $60 million for the three and six months ended June 30, 1994, compared to $52 million and $106 million for the comparable periods of 1993. The decrease is a result of the 1993 nonautomotive asset sales and the continued downsizing of nonautomotive portfolios.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first six months of 1994 and 1993 was as follows:

                                                 Net Credit Losses
                                                  1994        1993
                                              (in millions of dollars)
Automotive financing                              $ 45        $ 50
Nonautomotive financing                             19          49
  Total                                           $ 64        $ 99

                                                 Net Credit Losses to
                                                 Average Receivables
                                                     Outstanding
                                                  1994        1993
Automotive financing                              0.33%       0.40%
Nonautomotive financing                           0.96%       1.70%
    Total                                         0.41%       0.65%

Liquidity and Capital Resources

During the second quarter, the Company replaced its existing U.S. and Canadian revolving credit and receivable sale agreements, which were originally scheduled to expire in 1995. The new agreements provide for lower total commitments, reductions in borrowing spreads and commitment fees and less restrictive financial covenants, including the relaxation of dividend restrictions and the removal of security interests in the Company's U.S. assets.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

The Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of June 30, 1994 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

In addition, up to $750 million of the total commitment under Chrysler's revolving credit agreement can be made available to the Company. As of June 30, 1994, no borrowings were outstanding under this agreement.

Receivable sales continued to be a significant source of funding in the first six months of 1994 as the Company realized $3.5 billion of net proceeds from the sale of automotive retail receivables, compared to $3.7 billion of net proceeds in the same period of 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $4.5 billion and $4.4 billion at June 30, 1994 and 1993, respectively.

At June 30, 1994, the Company had contractual debt maturities of $4.1 billion during the remainder of 1994 (including $3.1 billion of short-term notes), $.6 billion in 1995, and $1.1 billion in 1996.

The Company believes that cash provided by operations, receivable sales, and the issuance of term debt and commercial paper will be sufficient to enable it to meet its funding requirements.

New Accounting Standard

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company plans to adopt SFAS No. 114 on or before January 1, 1995. The Company has not yet determined the effect of this new pronouncement on its results of operations and financial position.

Review by Independent Public Accountants

Deloitte & Touche, the Company's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included in Exhibit 15-A.

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued


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

10-G Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chemical Bank, as Agent, the several commercial banks party thereto as Co-Agents, and Chemical Securities Inc., as Arranger. Filed as Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-H Copy of Fourth Amended and Restated Commitment Transfer Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued


10-I Copy of Guarantee Agreement, dated as of May 23, 1994, made by Chrysler Financial Corporation to and in favor of Guaranteed Parties as defined therein. Filed as Exhibit 10-C to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-J Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as agent, Canadian Imperial Bank of Commerce and Bank of Nova Scotia, as co-agents, and the Lenders parties thereto. Filed as
         Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-K Copy of Short Term Receivables Purchase Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as agent, the several commercial banks parties thereto, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-L Copy of Short Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-F to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-M Copy of Short Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with Respect to CARCO Auto Loan Master Trust Short Term Bank Series. Filed as Exhibit 10-G to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-N Copy of Long Term Receivables Purchase Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, the several commercial banks parties thereto, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-H to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-O Copy of Long Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-I to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued


10-P Copy of Long Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Bank Series. Filed as
         Exhibit 10-J to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-Q Copy of Short Term Receivables Purchase Agreement, dated May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-K to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-R Copy of Short Term Retail Purchase and Servicing Agreement, dated May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-L to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-S Copy of Long Term Receivables Purchase Agreement, dated May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal bank of Canada, as Agent. Filed as Exhibit 10-M to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-T Copy of Long Term Retail Purchase and Servicing Agreement, dated May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-N to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-U Copy of Bank Series 1994-1 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-O to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-V Copy of Bank Series 1994-2 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-P to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-W Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as
         Exhibit 10-00000 to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-X Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-Y Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-Z Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-AA Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-BB Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-CC Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial
         Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-DD Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-EE Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-FF Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as
         Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-GG Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-HH Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
         Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-II Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-JJ Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-KK Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-LL Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
         Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-MM Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-NN Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-OO Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
         Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-PP Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
         Exhibit 4-N to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

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

10-RR Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master trust. Filed as
         Exhibit 4-P to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-SS Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-UU Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-VV Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-WW Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
         Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-XX Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-YY Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
         Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-ZZ Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
         Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-AAA Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
         Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-BBB Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-CCC Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-DDD Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-EEE Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-FFF Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-GGG Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-HHH Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-III Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJJ Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-KKK Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-LLL Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as
         Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-MMM Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-NNN Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OOO Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as
         Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-PPP Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQQ Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
         Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-RRR Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
         Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-SSS Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-TTT Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-UUU Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-VVV Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-WWW Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-XXX Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-YYY Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-ZZZ Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-AAAA Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-BBBB Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

15-A     Letter re unaudited interim financial information.

15-B     Independent Accountants' Letter in Lieu of Consent.

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

(b) The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1994.


Date of Report                 Date Filed          Item Reported
- - --------------                 ----------          -------------
April 19, 1994               April 19, 1994              5
May 23, 1994                 May 24, 1994                5


Financial Statements Filed

Copy of the unaudited financial statements for Chrysler Financial
Corporation and subsidiaries for the quarter ended June 30, 1994, and the related Independent Accountant's Report.

            CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             Chrysler Financial Corporation
                                             ------------------------------
                                                       (Registrant)








Date:  July 18, 1994                    By:  /s/ T. P. Dykstra
                                             -----------------
                                             T. P. Dykstra
                                             Vice President & Controller
                                             Principal Accounting Officer

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

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

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

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

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

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

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

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

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

10-G Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chemical Bank, as Agent, the several commercial banks party thereto as Co-Agents, and Chemical Securities Inc., as Arranger. Filed as Exhibit 10-A to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-H Copy of Fourth Amended and Restated Commitment Transfer Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as exhibit 10-B to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-I Copy of Guarantee Agreement, dated as of May 23, 1994, made by Chrysler Financial Corporation to and in favor of Guaranteed Parties as defined therein. Filed as Exhibit 10-C to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-J Copy of Revolving Credit Agreement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as agent, Canadian Imperial Bank of Commerce and Bank of Nova Scotia, as co-agents, and the Lenders parties thereto. Filed as
         Exhibit 10-D to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.


10-K Copy of Short Term Receivables Purchase Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, Chemical Bank, as agent, the several commercial banks parties thereto, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-E to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-L Copy of Short Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-F to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-M Copy of Short Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with Respect to CARCO Auto Loan Master Trust Short Term Bank Series. Filed as Exhibit 10-G to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-N Copy of Long Term Receivables Purchase Agreement, dated as of May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Corporation, U.S. Auto Receivables Company, American Auto Receivables Company, the several commercial banks parties thereto, Chemical Bank, as Agent, and Chemical Bank Agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-H to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-O Copy of Long Term Participation and Servicing Agreement, dated as of May 23, 1994, among American Auto Receivables Company, Chrysler Credit Corporation, the banks and other financial institutions named as purchasers therein, Chemical Bank, as Agent, and Chemical Bank agency Services Corporation, as Administrative Agent. Filed as Exhibit 10-I to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-P Copy of Long Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Bank Series. Filed as
         Exhibit 10-J to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-Q Copy of Short Term Receivables Purchase Agreement, dated May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-K to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-R Copy of Short Term Retail Purchase and Servicing Agreement, dated May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-L to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-S Copy of Long Term Receivables Purchase Agreement, dated May 23, 1994, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the chartered banks named therein as purchasers, and Royal bank of Canada, as Agent. Filed as Exhibit 10-M to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-T Copy of Long Term Retail Purchase and Servicing Agreement, dated May 23, 1994, among Chrysler Credit Canada Ltd., the chartered banks named therein as parties thereto, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-N to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-U Copy of Bank Series 1994-1 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-O to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-V Copy of Bank Series 1994-2 Supplement, dated as of May 23, 1994, among Chrysler Credit Canada Ltd., Royal Bank of Canada, as Agent, the several banks parties thereto, and The Royal Trust Company, as Custodian, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-P to the Current Report on Form 8-K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

10-W Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as
         Exhibit 10-00000 to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit No.


10-X Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-Y Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-Z Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-AA Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of Carco Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-BB Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-CC Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial
         Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-DD Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-EE Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-FF Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as
         Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-GG Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-HH Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
         Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

10-II Copy of Purchase Agreement, dated as of August 1, 1992, among General Electric Capital Corporation, Chrysler Financial Corporation, Chrysler Capital Corporation and Chrysler Asset Management Corporation. Filed as Exhibit 10-FFFFFF of the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-JJ Copy of Asset Purchase Agreement, dated as of September 30, 1992, between Chrysler Rail Transportation Corporation and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-GGGGGG to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-KK Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-LL Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
         Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-MM Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-NN Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-OO Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
         Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-PP Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-2 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
         Exhibit 4-N to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

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

10-RR Copy of First Amendment dated as of August 24, 1992 to the Series 1991-4 Supplement dated as of September 30, 1991, among U.S. Auto Receivables Company ("USA), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as Trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master trust. Filed as
         Exhibit 4-P to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-SS Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-UU Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-VV Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-WW Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
         Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-XX Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-YY Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
         Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-ZZ Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
         Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-AAA Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
         Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-BBB Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-CCC Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-DDD Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-EEE Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-FFF Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-GGG Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-HHH Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-III Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJJ Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-KKK Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-LLL Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as
         Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-MMM Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-NNN Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-OOO Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as
         Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-PPP Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQQ Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
         Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-RRR Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
         Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-SSS Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-TTT Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.

10-UUU Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-VVV Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-WWW Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-XXX Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-YYY Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-ZZZ Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-AAAA Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-BBBB Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation.

                 CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit No.


12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

15-A     Letter re unaudited interim financial information.

15-B     Independent Accountants' Letter in Lieu of Consent.