Form 10-Q
period 1994-09-30
CHRYSLER FINANCIAL CORP
filed 1994-10-14
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number        1-5966


                        Chrysler Financial Corporation
            (Exact name of registrant as specified in its charter)


       State of Michigan                                      38-0961430
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


27777 Franklin Road, Southfield, Michigan                      48034-8286
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code        (810) 948-3060
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

                          APPLICABLE ONLY TO ISSUERS
                      INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ___   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of September 30, 1994.

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

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF NET EARNINGS
                           (in millions of dollars)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                            ----------------------        ----------------------
                                             1994           1993           1994           1993
                                            -------        -------        -------        -------
                                                  (unaudited)                   (unaudited)
Interest income:
  Automotive financing:
    Retail                                  $   138        $   139        $   404        $   385
    Wholesale and other                         121             98            364            349
  Nonautomotive financing                        70            117            216            342
                                            -------        -------        -------        -------
    Total interest income                       329            354            984          1,076

Interest expense                                178            186            556            613
                                            -------        -------        -------        -------
    Interest margin                             151            168            428            463

Other revenues:
  Servicing fee income                           63             52            184            155
  Insurance premiums earned                      34             30            102             99
  Investment and other income                    67             71            179            220
                                            -------        -------        -------        -------
    Interest margin and other
     revenues                                   315            321            893            937
                                            -------        -------        -------        -------

Costs and expenses:
  Operating expenses                            108            121            338            348
  Provision for credit losses                    71             57            162            169
  Insurance losses and adjustment
   expenses                                      28             29             81             88
  Depreciation and other expenses                26             50             86            156
                                            -------        -------        -------        -------
    Total costs and expenses                    233            257            667            761
                                            -------        -------        -------        -------

Earnings before income taxes and
 cumulative effect of changes in
 accounting principles                           82             64            226            176

Provision for income taxes (Note 5)              32             42             85             73
                                            -------        -------        -------        -------

Earnings before cumulative effect
 of changes in accounting principles             50             22            141            103

Cumulative effect of changes in
 accounting principles (Note 4)                  --             --             --            (30)
                                            -------        -------        -------        -------

Net Earnings                                $    50        $    22        $   141        $    73
                                            =======        =======        =======        =======
Consolidated Statement of                                                   Nine Months Ended
 Shareholder's Investment                                                     September 30,
(in millions of dollars)                                                   1994           1993
                                                                          -------        -------
                                                                                (unaudited)
Balance at beginning of period                                            $ 3,131        $ 2,998
Net earnings                                                                  141             73
Common stock dividend                                                         (16)            --
Net unrealized holding losses on securities (Note 4)                           (8)            --
                                                                          -------        -------
Balance at end of period                                                  $ 3,248        $ 3,071
                                                                          =======        =======

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (in millions of dollars)

                                         September 30,    December 31,   September 30,
                                             1994            1993            1993
Assets:                                    --------        --------        --------
                                          (unaudited)                     (unaudited)
Finance receivables-net (Note 1)           $  8,956        $  8,659        $  8,863
Retained interests in sold
 receivables and other related
 amounts - net (Note 1)                       4,723           3,587           2,884
                                           --------        --------        --------
    Total finance receivables and
     retained interests - net                13,679          12,246          11,747

Cash and cash equivalents                       170             265             254
Marketable securities (Note 4)                  337             348             339
Dealership properties leased - net              409             423             431
Equipment leased to others - net                121             176             299
Repossessed collateral                          240             269             241
Other assets                                    405             524             500
                                           --------        --------        --------

Total Assets                               $ 15,361        $ 14,251        $ 13,811
                                           ========        ========        ========


Liabilities:

Debt (Note 3)                              $  9,478        $  8,435        $  7,492
Accounts payable, accrued
 expenses and other                           1,048           1,147           1,154
Amounts due to affiliated companies              15              24             570
Deferred income taxes                         1,572           1,514           1,524
                                           --------        --------        --------

    Total Liabilities                        12,113          11,120          10,740
                                           --------        --------        --------

Shareholder's Investment                      3,248           3,131           3,071
                                           --------        --------        --------

Total Liabilities and
 Shareholder's Investment                  $ 15,361        $ 14,251        $ 13,811
                                           ========        ========        ========

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions of dollars)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ---------------------------
                                                                   1994              1993
                                                                 ---------         ---------
                                                                         (unaudited)
Cash Flows From Operating Activities:

  Net earnings                                                   $     141         $      73
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting principles               --                30
    Net gains from receivable sales                                    (55)             (104)
    Provision for credit losses                                        162               169
    Depreciation and amortization of intangibles                        56                96
    Change in deferred income taxes                                     62                47
    Change in accounts payable, accrued
     expenses and other                                                 34              (122)
                                                                 ---------         ---------

  Net cash provided by operating activities                            400               189
                                                                 ---------         ---------

Cash Flows From Investing Activities:

  Acquisitions of finance receivables                              (48,118)          (42,364)
  Collections of finance receivables                                12,612            13,809
  Proceeds from sales of receivables                                34,298            29,424
  Proceeds from sales of nonautomotive assets                           --             2,267
  Other                                                               (306)              198
                                                                 ---------         ---------

  Net cash (used in) provided by investing activities               (1,514)            3,334
                                                                 ---------         ---------

Cash Flows From Financing Activities:

  Change in short-term notes and affiliated borrowings                 334             2,704
  Borrowings under revolving credit facilities:
   Proceeds                                                             --             4,593
   Payments                                                             --           (10,340)
  Proceeds from issuance of term debt                                1,011             1,304
  Repayment of term debt                                              (432)           (1,868)
  Payment of dividends                                                 (16)               --
  Other                                                                122               (95)
                                                                 ---------         ---------

  Net cash provided by (used in) financing activities                1,019            (3,702)
                                                                 ---------         ---------

Change in cash and cash equivalents                                    (95)             (179)

Cash and cash equivalents at beginning of period                       265               433
                                                                 ---------         ---------

Cash and Cash Equivalents at End of Period                       $     170         $     254
                                                                 =========         =========

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                       September 30,    December 31,     September 30,
                                           1994             1993             1993
                                        (unaudited)                       (unaudited)
                                                   (in millions of dollars)
Automotive:
  Retail                                  $  4,337         $  3,536         $  3,720
  Wholesale and other                        2,290            2,520            2,395
                                          --------         --------         --------
    Total automotive                         6,627            6,056            6,115
Nonautomotive                                2,542            2,803            2,985
                                          --------         --------         --------
Total finance receivables                    9,169            8,859            9,100
  Less allowance for credit losses            (213)            (200)            (237)
                                          --------         --------         --------
Total finance receivables - net           $  8,956         $  8,659         $  8,863
                                          ========         ========         ========

The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                        September 30,    December 31,     September 30,
                                            1994             1993             1993
                                         (unaudited)                       (unaudited)
                                                    (in millions of dollars)
Cash and investments                      $    709         $    586         $    583
Senior interests in receivables              2,032              967              387
Subordinated interests in
 receivables                                 1,842            1,783            1,591
Excess servicing                               158              200              213
Other restricted and securitized
 assets                                        295              345              388
  Less allowance for credit losses            (313)            (294)            (278)
                                          --------         --------         --------
Total retained interests in sold
 receivables and other related
 amounts - net                            $  4,723         $  3,587         $  2,884
                                          ========         ========         ========

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                       September 30,   December 31,    September 30,
                                           1994            1993            1993
                                        (unaudited)                     (unaudited)
                                                   (in millions of dollars)

Allowance for losses deducted from:
  Finance receivables                      $213            $200            $237
  Retained interests in sold
   receivables and other
   related amounts                          313             294             278
                                           ----            ----            ----
    Total                                  $526            $494            $515
                                           ====            ====            ====

Note 2 - Sales of Receivables

Outstanding balances of sold finance receivables subject to limited recourse provisions, are as follows:

                          September 30,    December 31,     September 30,
                              1994             1993             1993
                           (unaudited)                       (unaudited)
                                     (in millions of dollars)
Automotive:
  Retail                     $ 12,828        $ 12,027        $ 11,367
  Wholesale and other           6,098           6,356           5,191
Nonautomotive                     315             449             465
                             --------        --------        --------
Total                        $ 19,241        $ 18,832        $ 17,023
                             ========        ========        ========

Gains or losses from the sale of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are gains before expected credit losses totaling $55 million and $104 million for the nine months ended September 30, 1994 and 1993, respectively. The provision for credit losses related to such sales amounted to $105 million and $97 million for the nine months ended September 30, 1994 and 1993, respectively.

Note 3 - Debt

                          Weighted Average
                         Interest Rates at    September 30,    December 31,    September 30,
Maturity                 September 30, 1994       1994             1993            1993
                                               (unaudited)                      (unaudited)
                                                         (in millions of dollars)
Short-term notes placed
 primarily in the open market:
  United States                                  $2,565           $2,513           $2,346
  Canada                                            549              259              152
  Total short-term notes
   (primarily commercial paper)                   3,114            2,772            2,498

Revolving bank borrowings
 under credit facilities:
  United States                                    --               --               --
  Canada                                           --               --                177
  Total bank borrowings                            --               --                177

Senior term debt:
  United States, due
   1993                                            --               --                 76
   1994                           8.8%              434              813              813
   1995                           5.8%              574              574              303
   1996                           6.0%            1,094            1,053              740
   1997                           5.6%              590              197              135
   1998                           6.2%              857              696              340
 Thereafter                       8.4%            2,181            1,766            1,766
    Total United States                           5,730            5,099            4,173
  Canada, due 1993-1996          12.2%               40               42               43
  Less unamortized discount                           2                2                2
    Total senior term debt                        5,768            5,139            4,214

Subordinated term debt -
 United States
   Senior due 1994-1997           8.3%               27               77               77
   Junior subordinated                             --               --                165
    Total subordinated                               27               77              242
Mexico borrowings and other                         569              447              361

Total debt                                       $9,478           $8,435           $7,492

Credit Facilities

The Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May
1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of September 30, 1994 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

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

At September 30, 1994, the Company had investments in securities with an aggregate carrying value of $366 million, consisting primarily of commercial paper, governmental securities and corporate debt. Of these securities, $342 million were categorized as available-for-sale, and $24 million were categorized as held-to-maturity. The adjustment of available-for-sale securities to market value at September 30, 1994 decreased Shareholder's Investment by $8 million.

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

Postemployment Benefits

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. The adoption of this accounting standard resulted in the recognition of an after-tax charge of $1 million in 1993. Adoption of SFAS No. 112 has not materially increased the annual expense recognized for these benefits, and there is no cash impact. Previously reported results for the nine months ended September 30, 1993 have been restated to reflect the adoption of SFAS No. 112, effective January 1, 1993.

Impairment of a Loan

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which amends SFAS No. 5, "Accounting for Contingencies," by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company plans to adopt SFAS No. 114 on or before January 1, 1995. Adoption of this standard is not expected to have a material impact upon the Company's results of operations and financial position.

Note 5 - Income Taxes

During the third quarter of 1993, the Omnibus Budget Reconciliation Act of 1993 was enacted. This legislation increased the federal maximum statutory tax rate for corporations to thirty-five percent, retroactive to January 1, 1993. The effect of adjusting to the higher tax rate was to reduce third quarter 1993 net earnings by $16 million as follows: (a) increase earnings before income taxes by $9 million resulting from the adjustment of tax rate assumptions associated with the Company's leveraged lease portfolio; and (b) increase the provision for income taxes by $25 million primarily due to the adjustment of net deferred tax liabilities.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Chrysler Financial's receivables managed and total assets increased from year-end 1993 levels reflecting continued growth in automotive financing volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $30.1 billion at September 30, 1994, compared to $28.3 billion at December 31, 1993, and $26.3 billion at September 30, 1993.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $20.9 billion at September 30, 1994, compared to $19.4 billion at December 31, 1993, and $17.2 billion at September 30, 1993.

Total assets at September 30, 1994 were $15.4 billion, compared to $14.3 billion at December 31, 1993, and $13.8 billion a year ago. The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $526 million, $494 million, and $515 million at September 30, 1994, December 31, 1993, and September 30, 1993, respectively. The total allowance for credit losses as a percentage of related finance receivables managed was 1.85 percent, 1.78 percent, and 1.97 percent at September 30, 1994, December 31, 1993, and September 30, 1993, respectively.

Total debt outstanding at September 30, 1994 was $9.5 billion, compared to $8.4 billion at December 31, 1993 and $7.5 billion a year ago. The Company's debt-to-equity ratio was 2.92 to 1 at September 30, 1994 compared to 2.69 to 1 at December 31, 1993, and 2.44 to 1 at September 30, 1993.



Results of Operations

Earnings before taxes were $82 million and $226 million for the three and nine months ended September 30, 1994, which compares to $64 million and $176 million for the comparable periods of 1993, before the cumulative effect of changes in accounting principles. The increase in 1994 earnings before taxes and accounting changes resulted from higher levels of automotive financing and lower costs of bank facilities, partially offset by reduced retail automotive margins.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The Company's net earnings were $50 million and $141 million for the three and nine months ended September 30, 1994 compared to $22 million and $73 million in the comparable periods of 1993. Net earnings for the nine months ended September 30, 1993 included charges totaling $30 million from the adoption of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Net earnings for the three and nine months ended September 30, 1993 were reduced by a $16 million charge related to the recognition of the retroactive increase in the U.S. corporate tax rate.

Automotive financing volume totaled $16.3 billion and $51.4 billion for the third quarter and first nine months of 1994, compared with $13.7 billion and $43.4 billion in 1993. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and nine months ended September 30, 1994, and 1993, respectively, were as follows:

                                     Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                    -------------------       -------------------
                                     1994         1993         1994         1993
                                    ------       ------       ------       ------
United States Penetration:
   Retail                              23%          24%          24%          24%
   Wholesale                           76%          77%          74%          74%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands of units):
   Retail                             113          117          399          365
   Wholesale                          371          332        1,216        1,105

Interest margin totaled $151 million and $428 million for the three and nine months ended September 30, 1994, compared to $168 million and $463 million for the comparable periods of 1993. Automotive financing income totaled $259 million and $768 million for the three and nine months ended September 30, 1994 compared to $237 million and $734 million in the comparable periods of 1993.

Interest income from the Company's nonautomotive financing operations totaled $70 million and $216 million for the three and nine months ending September 30, 1994.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

This represents a decline of 40 percent and 37 percent, respectively, for the comparable periods of 1993. These nonautomotive operations had finance receivables outstanding of $2.5 billion at September 30, 1994 compared with $3.0 billion at September 30, 1993. The decline in nonautomotive interest income and receivables outstanding is a result of liquidations of the Company's nonautomotive portfolios.

Service fee income increased $11 million and $29 million for the three and nine months ended September 30, 1994 from the same periods a year ago, due to higher levels of receivables serviced for others.

Investment and other income totaled $67 million and $179 million for the three and nine months ended September 30, 1994 compared to $71 million and $220 million in the comparable periods ended September 30, 1993. The decline in investment and other income is primarily due to reduced gains on receivable sales reflecting lower retail margins.

The Company's average effective cost of borrowings improved in the first nine months of 1994 as compared to the comparable period a year ago, reflecting lower term debt and bank facility costs, partially offset by higher short-term interest rates.

A comparison of borrowing costs is shown in the following table:

                            Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                           -------------------       -------------------
                            1994         1993         1994         1993
                           ------       ------       ------       ------
                                       (dollars in millions)
Interest expense           $  178       $  186       $  556       $  613
Average borrowings         $9,179       $8,334       $9,098       $9,407
Average effective cost
 of borrowings               7.72%        8.94%        8.16%        8.70%

Depreciation and other expenses totaled $26 million and $86 million for the three and nine months ended September 30, 1994, compared to $50 million and $156 million for the comparable periods of 1993. The decrease is a result of the 1993 nonautomotive asset sales and the continued downsizing of nonautomotive portfolios.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first nine months of 1994 and 1993 was as follows:

                                                   Net Credit Losses
                                                   ------------------
                                                   1994         1993
                                                   -----        -----
                                                (in millions of dollars)
Automotive financing                               $  76        $  75
Nonautomotive financing                               30           72
                                                   -----        -----
    Total                                          $ 106        $ 147
                                                   =====        =====
                                                   Net Credit Losses to
                                                   Average Receivables
                                                       Outstanding
                                                   -------------------
                                                   1994           1993
                                                   ----           ----
Automotive financing                               0.37%          0.40%
Nonautomotive financing                            1.01%          1.80%
    Total                                          0.45%          0.65%

Liquidity and Capital Resources

The Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May
1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of September 30, 1994 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

Receivable sales continued to be a significant source of funding in the first nine months of 1994 as the Company realized $5.2 billion of net proceeds from the sale of automotive retail receivables, compared to $5.7 billion of net proceeds in the same period of 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $3.6 billion and $4.1 billion at September 30, 1994 and 1993, respectively.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

At September 30, 1994, the Company had contractual debt maturities of $4.1 billion during the remainder of 1994 (including $3.1 billion of short-term notes), $.6 billion in 1995, and $1.1 billion in 1996.

During the third quarter of 1994, the Company paid a $16 million dividend on its common stock, reflecting the relaxation of dividend restrictions under its new revolving credit facilities.

The Company believes that cash provided by operations, receivable sales, and the issuance of term debt and commercial paper will be sufficient to enable it to meet its funding requirements.


New Accounting Standard

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5, "Accounting for Contingencies", by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. The Company plans to adopt SFAS No. 114 on or before January 1, 1995. Adoption of this standard is not expected to have a material impact upon the Company's results of operations and financial position.

Review by Independent Public Accountants

DELOITTE & TOUCHE LLP, the Company's independent certified public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1994 and 1993 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, DELOITTE & TOUCHE LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included in Exhibit 15-A.

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

 4-A Copy of Indenture, dated as of June 15, 1984, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, as Trustee, United States Trust Company of New York, as successor Trustee, related to Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit (1) to the Current Report of Chrysler Financial Corporation on Form 8-K, dated June 26, 1984, and incorporated herein by reference.

 4-B Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

 4-C Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

 4-D Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-E Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 4-F Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

 4-G Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

 4-H Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-I Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

 4-J Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-K Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

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

 10-W Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as
           Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-X Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-Y Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as
           Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-Z Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as
           Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-AA Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-BB Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-CC Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-DD Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-EE Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases.
           Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-FF Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-GG Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-HH Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-II Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-JJ Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-KK Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-LL Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-MM Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-NN Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
           Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-OO Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-PP Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-QQ Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

 10-RR Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-SS Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-TT Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as
           Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-UU Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-VV Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-WW Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-XX Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-YY Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-ZZ Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as
           Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-AAA Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-BBB Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-CCC Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-DDD Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-EEE Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-FFF Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-GGG Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

 10-HHH Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial
           Corporation for the year ended December 31, 1993, and incorporated herein by reference.

 10-III Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

 10-JJJ Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6.
           Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

 10-KKK Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

 10-LLL Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-MMM Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1.
           Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-NNN Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-OOO Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-PPP Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the Quarter ended June 30, 1994, and incorporated herein by reference.

 10-QQQ Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-RRR Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herin by reference.

 10-SSS Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

 12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

 12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

 15-A      Letter regarding unaudited interim financial information.

 15-B      Independent Accountants' Letter in lieu of Consent.

     Copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, other than the instruments copies of which are filed with this report as Exhibit 4-A, 4-B, 4-C, 4-D, 4-E, 4-F, 4-G, 4-H, 4-I, 4-J and 4-K thereto, have not been filed as exhibits to this report since the amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registration agrees to furnish to the Commission a copy of each such instrument upon request.

(b) The registrant filed the following reports on Form 8-K during the quarter ended September 30, 1994.

     Date of Report                 Date Filed              Item Reported
     --------------                 ----------              -------------
     July 14, 1994                July 14, 1994                   5

     Financial Statements Filed

     Copy of the unaudited financial statements for Chrysler Financial Corporation and subsidiaries for the quarter ended September 30, 1994, and the related Independent Accountant's Report.

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



                                                Chrysler Financial Corporation
                                                ------------------------------
                                                          (Registrant)



Date: October 14, 1994                      By: /s/ T. P. Dykstra
                                                ------------------------------
                                                T. P. Dykstra
                                                Vice President & Controller
                                                Principal Accounting Officer

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

 4-A Copy of the Indenture, dated as of June 15, 1984, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, as Trustee, United States Trust Company of New York, as successor Trustee, related to Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit (1) to the current Report of Chrysler Financial Corporation on Form 8-K, dated June 26, 1984, and incorporated herein by reference.

 4-B Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

 4-C Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

 4-D Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-E Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 4-F Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

 4-G Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

 4-H Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-I Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

 4-J Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Irving Trust Company, Trustee, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed as Exhibit 4-C to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

 4-K Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

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

 10-W Copy of Loan Asset Purchase Agreement by and between NationsBank of Texas, N.A. and Chrysler First Inc., and the Subsidiaries of Chrysler First Inc. named therein, dated as of November 17, 1992, with respect to the sale of certain loan assets of Chrysler First Inc. and its subsidiaries. Filed as
           Exhibit 10-VVVVV to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-X Copy of Business Asset Purchase Agreement by and among NationsBanc Financial Services Corporation and the Purchasers named therein and Chrysler First Inc. and the Sellers named therein, dated as of November 17, 1992, with respect to the sale of certain business assets of Chrysler First Inc. and its subsidiaries. Filed as Exhibit 10-WWWWW to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-Y Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as
           Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-Z Copy of First Amendment to Loan Asset Purchase Agreement, dated December 30, 1992, among NationsBank of Texas, N.A. and Chrysler Financial Corporation, for and on behalf of Chrysler First Inc. and the Asset Sellers parties thereto. Filed as
           Exhibit 2-B to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-AA Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

 10-BB Copy of Asset Purchase Agreement, dated as of December 18, 1992, among Chrysler Rail Transportation Corporation, Greenbrier Transportation Limited Partnership and Greenbrier Capital Corporation. Filed as Exhibit 10-HHHHHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-CC Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-DD Copy of Asset Purchase Agreement between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.), Chrysler Financial Corporation and Chrysler Credit Corporation, dated as of October 20, 1992, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-XXXXX to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-EE Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases.
           Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

 10-FF Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-GG Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-HH Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-II Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-JJ Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-KK Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-LL Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10-MM Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-NN Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
           Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.


 10-OO Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-PP Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

 10-QQ Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

 10-RR Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-SS Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-TT Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as
           Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-UU Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-VV Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-WW Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-XX Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-YY Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-ZZ Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as
           Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-AAA Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-BBB Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-CCC Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-DDD Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
           Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-EEE Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on From 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-FFF Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

 10-GGG Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

 10-HHH Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial
           Corporation for the year ended December 31, 1993, and incorporated herein by reference.

 10-III Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

 10-JJJ Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6.
           Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

 10-KKK Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.


 10-LLL Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-MMM Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1.
           Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-NNN Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

 10-OOO Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-PPP Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-QQQ Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-RRR Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herin by reference.

 10-SSS Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

 12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

 12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

 15-A      Letter regarding unaudited interim financial information.

 15-B      Independent Accountants' Letter in lieu of Consent.