Form 10-K
period 1994-12-31
CHRYSLER FINANCIAL CORP
filed 1995-02-02
CIK 20164

FORM 10-K
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the fiscal year ended  December 31, 1994

                                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file number 1-5966
                            Chrysler Financial Corporation
- -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               State of Michigan                                 38-0961430
- -----------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S.  Employer
        incorporation or organization)                     Identification No.)

        27777 Franklin Road, Southfield, Michigan                48034-8286
- ------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (810) 948-3060
                                                   -------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1994, there were 250,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents incorporated by reference are none.

                         THIS PAGE INTENTIONALLY LEFT BLANK

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

6 % Notes due 1996                                 New York Stock Exchange

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

The Company's primary objective is to provide financing for automotive dealers and retail purchasers of Chrysler's products. The Company sells significant amounts of automotive receivables acquired in transactions subject to limited recourse provisions. The Company remains as servicer for which it is paid a servicing fee. At the end of 1994, the Company had nearly 3,100 employees and its portfolio of receivables managed, which includes receivables owned and serviced for others, totaled $32.9 billion.

The Company's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others primarily represent sold receivables which the Company services for a fee. At December 31, 1994, receivables serviced for others accounted for 61% of the Company's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                                  1994       1993       1992       1991        1990
                                             (in millions of dollars)
Automotive financing            $30,092    $25,011    $22,481    $24,220    $25,117

Nonautomotive financing           2,775      3,251      7,657      9,486     10,709
                                -------    -------    -------    -------    -------

Total                           $32,867    $28,262    $30,138    $33,706    $35,826
                                =======    =======    =======    =======    =======

Automotive Financing. The Company conducts its automotive finance business principally through its subsidiaries Chrysler Credit Corporation, Chrysler Credit Canada Ltd., and, in Mexico, Chrysler Comercial S.A. de C.V., (together "Chrysler Credit"). Chrysler Credit is the major source of car and truck wholesale financing (also referred to as dealer "floor plan") and retail financing for Chrysler vehicles throughout North America. Chrysler Credit also offers its floor plan dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of Chrysler Credit are conducted through 94 branches in the United States, Canada and Mexico.

During 1994, the Company financed or leased approximately 830,000 vehicles at retail, including approximately 525,000 new Chrysler cars and trucks representing 24 percent of Chrysler's U.S. retail and fleet deliveries. In 1994, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $375. The average percentage of dealer cost financed was 94 percent and the average original term was 55 months.

The Company financed at wholesale approximately 1,647,000 new Chrysler cars and trucks representing 73 percent of Chrysler's U.S. factory shipments in 1994. Wholesale vehicle financing accounted for 74 percent of the total automotive financing volume of the Company in 1994 and represented 31 percent of automotive finance receivables outstanding at December 31, 1994.

Nonautomotive Financing. The Company has downsized its nonautomotive operations through sales and liquidations over the last several years. During 1993 and 1992, the Company realized $3.3 billion in aggregate cash proceeds from the sales of nonautomotive assets.

Chrysler Capital Corporation ("Chrysler Capital") manages commercial leases and loans in over 15 industries throughout the United States. At December 31, 1994, Chrysler Capital managed $2.3 billion of commercial finance receivables compared to $2.7 billion at December 31, 1993. In addition, the Company managed a portfolio of secured small business loans totaling $.5 billion at December 31, 1994 compared to $.6 billion at December 31, 1993.

Insurance. Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance") provide specialized insurance coverages for automotive dealers and their customers in the United States and Canada. Chrysler Insurance's property and casualty business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. Chrysler Insurance also provides collateral protection and single interest insurance to retail automobile customers and their financing sources.

Real Estate Management. Chrysler Realty Corporation ("Chrysler Realty"), which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1994, Chrysler Realty controlled 876 sites (of which 289 were owned by Chrysler Realty).

Funding. During 1994, the Company issued $1.8 billion of term debt and increased the level of commercial paper to $4.3 billion. Receivable sales continued to be a significant source of funding during 1994, as the Company realized $6.4 billion of net proceeds from the sale of automotive retail receivables compared to $7.8 billion in 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $3.8 billion and $4.6 billion at December 31, 1994 and 1993, respectively.

During the year, the Company replaced its U.S. and Canadian revolving credit and receivable sale agreements, which were originally scheduled to expire in 1995. The new agreements provide for lower total commitments, reductions in borrowing spreads and commitment fees, and less restrictive financial covenants, including the relaxation of dividend restrictions and the removal of security interests in the Company's U.S. assets.

The Company uses derivative financial instruments to manage its exposure arising from changes in interest rates and currency exchange rates as part of its asset and liability management program. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements. The Company does not use derivative financial instruments for trading purposes.

Due to changing interest rates, interest rate derivatives are used to stabilize interest margins. The Company hedges borrowings denominated in currencies other than the borrowers' local currency. Forward interest rate contracts are used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables.

The Company's outstanding debt at December 31, in each of the five most recent years was as follows:

                                  1994       1993       1992       1991        1990
                                                         (in millions of dollars)
Short-term notes
 (primarily commercial paper)   $ 4,315    $ 2,772    $   352    $   339    $ 1,114
Bank borrowings under
 revolving credit facilities          -          -      5,924      6,633      6,241
Senior term debt                  6,069      5,139      4,436      6,742      9,233
Subordinated term debt               27         77        585        949      1,686
Mexico borrowings and other         260        447        455        518        431
                                -------    -------    -------    -------    -------
Total                           $10,671    $ 8,435    $11,752    $15,181    $18,705
                                =======    =======    =======    =======    =======



ITEM 2.     PROPERTIES

At December 31, 1994, the following facilities were utilized by the registrant and its subsidiaries in conducting their businesses:

    (a) executive offices of the registrant, Chrysler Credit Corporation, Chrysler Insurance and certain other domestic subsidiaries of the registrant in Southfield, Michigan;

    (b) a total of 82 branches of Chrysler Credit located throughout the United States;

    (c) headquarters of Chrysler First Inc. in Allentown, Pennsylvania, and a total of 3 offices of such corporation in the United States;

    (d)    headquarters of Chrysler Capital in Stamford, Connecticut;

    (e)    headquarters of Chrysler Realty in Troy, Michigan; and

    (f) a total of 12 offices used as headquarters and branch offices in Canada and Mexico.

All of the facilities described above were leased by the registrant.

At December 31, 1994, a total of 289 automobile dealership properties, generally consisting of land and improvements, were owned by Chrysler Realty and leased primarily to dealers franchised by Chrysler.

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



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Omitted in accordance with General Instruction J.)

                                      PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the outstanding common stock of the registrant, consisting of one class of common stock, is owned by Chrysler.


ITEM 6.    SELECTED FINANCIAL DATA

                                  1994       1993       1992       1991       1990
                                              (in millions of dollars)
Interest income and other
 revenues                       $ 1,984    $ 2,039    $ 2,575    $ 3,221    $ 3,774
Earnings before cumulative
 effect of changes in
 accounting principles          $   195    $   159    $   180    $   276    $   313
Cumulative effect of changes
 in accounting principles       $     -    $   (30)   $    51    $     -    $     -
Net earnings                    $   195    $   129    $   231    $   276    $   313
Total assets                    $16,648    $14,251    $17,585    $21,280    $24,702
Total debt                      $10,671    $ 8,435    $11,752    $15,181    $18,705
Cash dividends:
  Preferred stock               $     -    $     -    $     1    $    14    $    38
  Common stock                  $    40    $     -    $     -    $     -    $   150

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's primary objective is to provide financing support for automotive dealers and retail customers of Chrysler's products. Total assets increased during 1994 for the first time since 1989 due to higher volumes of automotive receivables acquired and lower levels of automotive retail receivable sales. The Company paid $40 million in dividends to Chrysler during 1994, the first such dividends paid since 1990.

During 1994, the rating agencies continued to raise their ratings of both the Company's and Chrysler's debt securities. The Company's and Chrysler's debt ratings have historically been linked.

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $32.9 billion at December 31, 1994, up from $28.3 billion and $30.1 billion at December 31, 1993 and 1992, respectively. The increase in receivables managed reflects higher volumes of automotive receivables acquired, partially offset by continued liquidations of nonautomotive finance receivables.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $20.1 billion at December 31, 1994, compared to $18.4 billion and $17.8 billion at December 31, 1993 and 1992, respectively.

The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $512 million, $494 million, and $573 million at December 31, 1994, 1993 and 1992, respectively. Nonearning finance receivables, including receivables sold subject to limited recourse provisions, declined to $282 million at year-end 1994 from $333 million at year-end 1993. The total allowance for credit losses as a percentage of related finance receivables managed was 1.66 percent, 1.78 percent and 1.94 percent at December 31, 1994, 1993 and 1992, respectively. The decline in the allowance for credit losses as a percentage of related finance receivables managed reflects improvement in automotive credit loss experience.

Total assets at December 31, 1994 increased to $16.6 billion from $14.3 billion at December 31, 1993. Total debt outstanding at December 31, 1994 was $10.7 billion compared to $8.4 billion at December 31, 1993. During 1994, the Company raised $1.8 billion through term debt offerings. The Company's debt-to-equity ratio increased to 3.3 to 1 at December 31, 1994 from 2.7 to 1 at December 31, 1993, reflecting increased use of term debt and commercial paper to fund the Company's asset growth.

Results of Operations

Earnings before income taxes and cumulative effect of changes in accounting principles for 1994 totaled $315 million, which compared to $267 million and $295 million in 1993 and 1992, respectively. The increase in 1994 earnings before income taxes and cumulative effect of changes in accounting principles resulted from higher volumes of automotive financing, improved credit loss experience and lower costs of bank facilities. The decline in 1993 earnings before income taxes and cumulative effect of changes in accounting principles from 1992 resulted largely from higher borrowing costs incurred under the Company's former revolving credit agreements.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The Company's net earnings were $195 million, $129 million and $231 million in 1994, 1993 and 1992, respectively. Net earnings for 1993 included charges totaling $30 million from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Net earnings for 1992 included a $51 million favorable adjustment from the adoption of SFAS No. 109, "Accounting for Income Taxes."

Automotive financing volume totaled $70.4 billion in 1994, compared to $59.8 billion and $46.6 billion in 1993 and 1992, respectively. The increase in automotive financing volume over the last two years was largely due to higher amounts of wholesale financing provided to automotive dealers. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed over the last three years were as follows:

                                                   Year Ended December 31,
                                                 1994        1993        1992
United States Penetration:
   Retail                                         24%         25%         24%
   Wholesale                                      73%         75%         69%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
   Retail                                         525         516         413
   Wholesale                                    1,647       1,510       1,199

Automotive financing income totaled $1,078 million in 1994, compared with $989 million in 1993 and $1,098 million in 1992. The increase in automotive financing income in 1994 from 1993 was primarily due to higher volumes of automotive financing and increasing interest rates. Interest margin totaled $627 million in 1993, down 32 percent from 1992 primarily due to the sales of nonautomotive assets and higher effective costs of borrowings incurred under the Company's bank facilities.

Interest income from the Company's nonautomotive financing operations totaled $279 million in 1994, compared with $429 million in 1993 and $841 million in 1992. These nonautomotive financing operations had finance receivables outstanding of $2.5 billion at December 31, 1994 compared with $2.8 billion at December 31, 1993 and $5.3 billion at December 31, 1992. The decline in nonautomotive interest income and finance receivables outstanding was a result of the continued liquidation and downsizing of the Company's nonautomotive operations over the last several years.

Service fee income was $247 million for the year ended December 31, 1994, compared to $214 million and $209 million for the years ended December 31, 1993 and 1992, respectively. The increase in service fee income over the last several years is due to higher levels of sold receivables which the Company continues to service.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations (continued)

Investment and other income totaled $243 million in 1994, compared to $279 million and $295 million for 1993 and 1992, respectively. The decline in investment and other income was primarily due to lower gains on retail receivable sales.

A comparison of borrowing costs is shown in the following table:

                                                    Year Ended December 31,
                                                  1994        1993        1992
                                                    (in millions of dollars)
Interest expense                               $   754     $   791     $ 1,022
Average borrowings                             $ 9,407     $ 9,171     $13,096
Average effective cost
 of borrowings                                    7.99%       8.62%       7.78%

The improvement in average effective borrowing costs from 1993 to 1994 reflects lower bank facility costs and higher levels of commercial paper. The increase in borrowing costs from 1992 to 1993 was primarily due to amortization of up-front fees and costs associated with the Company's revolving credit agreements, which were replaced in May 1994.

Operating expenses for 1994 totaled $497 million, compared to $463 million and $595 million in 1993 and 1992, respectively. The decline in operating expenses from 1992 to 1993 reflects the downsizing of nonautomotive operations.

Depreciation and other expenses totaled $106 million for 1994, compared with $194 million in 1993 and $242 million in 1992. The decrease was a result of 1993 nonautomotive asset sales and the continued liquidation of nonautomotive operations.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations (continued)

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the years ended December 31, 1994, 1993 and 1992 was as follows:

                                                      Net Credit Losses
                                                1994         1993        1992
                                                    (in millions of dollars)
Automotive financing                             $117        $109        $163
Nonautomotive financing                            41          88         147
                                                 ----        ----        ----
  Total                                          $158        $197        $310
                                                 ====        ====        ====

                                                 Net Credit Losses to Average
                                                Gross Receivables Outstanding
                                                 1994        1993        1992
Automotive financing                             0.42%       0.44%       0.68%
Nonautomotive financing                          1.05%       1.73%       1.50%
  Total                                          0.50%       0.66%       0.92%


The Company's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial"), contributed $11 million, $18 million, and $15 million in 1994, 1993 and 1992, respectively to the Company's earnings before income taxes. Chrysler Comercial's total assets were $433 million and $477 million at December 31, 1994 and 1993, respectively. The economic uncertainty in Mexico following the devaluation of the peso may have a negative impact on Chrysler Comercial's retail and wholesale lending activities.

Certain U.S. dollar borrowings used to fund Mexican operations were hedged against the peso with two major Mexican banks at December 31, 1994. If these counterparties fail to perform, the Company would be exposed to a potential loss (See "Note 12 -- Financial Instruments" in the Consolidated Financial Statements).

Liquidity and Capital Resources

Term debt borrowings, commercial paper borrowings and receivable sales represent the Company's primary funding sources. The Company raised $1.8 billion from term debt placements in 1994 and increased its commercial paper outstanding by $1.5 billion during the year.

During the second quarter of 1994, the Company replaced its U.S. and Canadian revolving credit and receivable sale agreements, which were originally scheduled to expire in 1995. The new agreements provide for lower total commitments, reductions in borrowing spreads and commitment fees and less restrictive financial covenants, including the relaxation of dividend restrictions and the removal of security interests in the Company's U.S. assets. These agreements contain covenants which, among other restrictions, require the Company to maintain a minimum net worth of $1.5 billion.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources (continued)

At December 31, 1994, the Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivables sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of December 31, 1994 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

Receivable sales continued to be a significant source of funding during 1994 as the Company realized $6.4 billion of net proceeds from sales of automotive retail receivables, compared to $7.8 billion for the year ended December 31, 1993. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $3.8 billion and $4.6 billion at December 31, 1994 and 1993, respectively.

As of December 31, 1994, the Company had contractual debt maturities of $5.1 billion in 1995 (including $4.3 billion of short-term notes), $1.7 billion in 1996, $.7 billion in 1997, $1.0 billion in 1998, $1.2 billion in 1999, and $1.0 billion in years thereafter.

During 1993 and 1992, the Company realized $3.3 billion in aggregate cash proceeds from the sales of nonautomotive assets.

The Company believes that cash provided by operations, the issuance of term debt and commercial paper and sales of receivables will be sufficient to enable it to meet its funding requirements.

New Accounting Standards

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which amends SFAS No. 5, "Accounting for Contingencies," by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition," which amends SFAS No. 114 to clarify the standard's income recognition provisions. The Company will adopt these new standards effective January 1, 1995. The Company does not expect the implementation of these standards to materially impact its results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Net Earnings
                                                              Year Ended December 31,
                                                           1994       1993       1992
                                                             (in millions of dollars)
Interest income (Notes 1, 2 and 10):

  Automotive financing:
    Retail                                               $   555    $   526    $   669
    Wholesale and other                                      523        463        429

  Nonautomotive financing                                    279        429        841

    Total interest income                                  1,357      1,418      1,939

Interest expense (Note 5)                                   (754)      (791)    (1,022)

    Interest margin                                          603        627        917

Other revenues:

  Servicing fee income                                       247        214        209
  Insurance premiums earned (Note 6)                         137        128        132
  Investment and other income (Notes 3 and 4)                243        279        295

    Interest margin and other revenues                     1,230      1,248      1,553

Costs and expenses:

  Operating expenses                                         497        463        595

  Provision for credit losses (Notes 1 and 2)                203        216        309

  Insurance losses and adjustment expenses (Note 6)          109        108        112

  Depreciation and other expenses                            106        194        242

    Total costs and expenses                                 915        981      1,258

Earnings before income taxes and cumulative
 effect of changes in accounting principles                  315        267        295

Provision for income taxes (Note 7)                          120        108        115

Earnings before cumulative effect of changes
 in accounting principles                                    195        159        180

Cumulative effect of changes in accounting
 principles (Notes 7 and 11)                                  --        (30)        51

Net Earnings                                             $   195    $   129    $   231

See Notes to Consolidated Financial Statements.


                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet

                                                                 December 31,
                                                               1994       1993
                                                          (in millions of dollars)
Assets (Note 1):

Finance receivables - net (Note 2)                            $12,553   $ 9,626
Retained interests in sold receivables and other
 related amounts - net (Notes 2 and 3)                          2,251     2,620
  Total finance receivables and retained interests - net       14,804    12,246

Cash and cash equivalents (Note 4)                                174       265
Marketable securities (Note 4)                                    583       348
Dealership properties leased - net                                407       423
Equipment leased to others - net                                  104       176
Repossessed collateral                                            162       269
Amounts due from affiliated companies (Note 10)                    66      --
Other assets                                                      348       524

Total Assets                                                  $16,648   $14,251


Liabilities (Note 1):

Debt (Note 5)                                                 $10,671   $ 8,435
Accounts payable, accrued expenses and other                    1,155     1,147
Amounts due to affiliated companies (Note 10)                      --        24
Deferred income taxes (Note 7)                                  1,549     1,514
    Total Liabilities                                          13,375    11,120

Commitments and contingent liabilities (Notes 3 and 8)


Shareholder's Investment (Note 9):

Common stock - par value $100 per share:
  Authorized, issued and outstanding 250,000 shares                25        25
Additional paid-in capital                                      1,168     1,168
Retained earnings                                               2,080     1,938
    Total Shareholder's Investment                              3,273     3,131

Total Liabilities and Shareholder's Investment                $16,648   $14,251

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Cash Flows
                                                                 Year Ended December 31,
                                                               1994       1993        1992
                                                                (in millions of dollars)
Cash Flows From Operating Activities:
  Net earnings                                              $    195    $    129    $    231
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting
     principles                                                   --          30         (51)
    Net gains from receivable sales                              (59)       (127)       (146)
    Provision for credit losses                                  203         216         309
    Depreciation, amortization and
     write-off of intangibles                                     72         118         184
    Change in deferred income taxes and income
     taxes payable                                                42          35         (71)
    Change in amounts due affiliates                             (82)        (19)        102
    Change in accounts payable, accrued
     expenses and other                                          150        (143)       (284)

  Net cash provided by operating activities                      521         239         274

Cash Flows From Investing Activities:
  Acquisitions of finance receivables                        (66,477)    (58,034)    (48,990)
  Collections of finance receivables                          27,726      22,225      22,549
  Purchases of marketable securities (Note 1)                 (2,013)     (1,551)     (3,896)
  Sales and maturities of marketable securities                2,056       1,536       3,861
  Proceeds from sales of nonautomotive assets                     --       2,375         903
  Proceeds from sales of receivables                          35,887      36,049      28,600
  Other                                                           21         300         115

  Net cash (used in) provided by investing activities         (2,800)      2,900       3,142

Cash Flows From Financing Activities:
  Change in short-term notes and affiliated borrowings         1,535       2,428          13
  Borrowings under revolving credit facilities:
   Proceeds                                                       --       4,792      43,917
   Payments                                                       --     (10,716)    (44,626)
  Proceeds from issuance of term debt                          1,762       2,305         400
  Repayment of term debt                                        (882)     (2,108)     (3,189)
  Payment of dividends                                           (40)         --          --
  Redemption of preferred stock                                   --          --         (75)
  Other                                                         (187)         (8)         55

  Net cash provided by (used in) financing activities          2,188      (3,307)     (3,505)

Change in cash and cash equivalents                              (91)       (168)        (89)
Cash and cash equivalents at beginning of year                   265         433         522

Cash and Cash Equivalents at End of Year                    $    174    $    265    $    433

See Notes to Consolidated Financial Statements.

                       Chrysler Financial Corporation and Subsidiaries


Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Chrysler Financial Corporation and its domestic and foreign subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. All of the Company's common shares are owned by Chrysler Corporation (together with its subsidiaries, "Chrysler"). Amounts for prior years have been reclassified to conform with current year's classifications.

Receivable Sales

The Company sells significant amounts of automotive receivables in transactions subject to limited recourse provisions. The Company generally sells its receivables to a trust and remains as servicer for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold finance receivables. In a subordinated capacity, the Company retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date of sale. Gains or losses are reflected in the consolidated statement of net earnings under the caption "Investment and other income." Gains on sales of wholesale receivables are not material.

Income Recognition

Interest income from finance receivables is recognized using the interest method. Lending fees and certain direct loan origination costs are deferred and amortized to interest income using the interest method over the contractual terms of the finance receivables. Interest accrued on finance receivables at the balance sheet date is included in the consolidated balance sheet caption "Finance Receivables - net."

Recognition of interest income is generally suspended when a loan becomes contractually delinquent for periods ranging from 60 to 90 days. Income recognition is resumed when the loan becomes contractually current, at which time all past due interest income is recognized.

Property and casualty premiums are earned on a straight-line basis over the term of the respective policies.

Lease Transactions

Leasing operations consist of direct finance leases of vehicles and other equipment, leveraged leases of major equipment and real estate, and operating leases, all of which are accounted for in accordance with the classification of the leases. The related revenue is recorded as interest income. Dealership properties leased to others are stated at cost less accumulated depreciation of $120 million and $116 million at December 31, 1994 and 1993, respectively. Equipment leased to others is stated at cost less accumulated depreciation of $89 million and $164 million at December 31, 1994 and 1993, respectively.

Allowance for Credit Losses

An allowance for credit losses is generally established during the period in which receivables are acquired. The allowance for credit losses is maintained at a level deemed appropriate, based primarily on loss experience. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded. Retail automotive receivables not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of collateral when loans are deemed to be impaired.

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as an amendment to SFAS No. 114. These new accounting standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when assessing the need for a loss accrual. The Company will adopt these standards effective January 1, 1995. Adoption of these standards is not expected to have a material impact upon the Company's results of operations or financial position.

Cash Equivalents

Temporary investments of excess borrowed funds with a maturity of less than three months when purchased are considered to be cash equivalents.

Marketable Securities

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's debt and equity securities are classified as either available-for-sale or held-to-maturity. The Company does not hold debt or equity securities for trading. Available-for-sale securities are reported at fair value. Changes in the fair value of available-for-sale securities are recorded as an adjustment to retained earnings, net of applicable deferred taxes. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount. On January 1, 1994, the adjustment of available-for-sale securities to market value resulted in a $6 million increase to retained earnings. The adjustment at December 31, 1994 resulted in a $13 million decrease to retained earnings. Prior to the adoption of SFAS No. 115, marketable securities were carried at cost, adjusted for amortized premium or discount on bonds, plus accrued interest. The Company determines realized gains and losses on securities using the specific identification method.

During 1994 the Company acquired $300 million of marketable securities in a non-cash transaction relating to the securitization of retail receivables.

Repossessed Collateral

Repossessed collateral is carried at the lower of fair value less estimated selling expenses, or cost. Repossessed collateral carrying costs and gains or losses from disposition of such assets are recognized in the period incurred. Real estate owned is carried at the lower of fair value less estimated selling expenses or cost. Fair value of real estate owned is determined by appraisal. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded.

Term Debt and Revolving Credit Fees and Costs

Term debt commissions and expenses are amortized over the life of the related debt issue in relation to the outstanding principal balances. Up-front fees and costs incurred in connection with revolving credit facilities are deferred and amortized over the expected term of the facilities.

Derivative Financial Instruments

During 1994, the Company adopted SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The Company uses derivative financial instruments to manage its exposure arising from changes in interest rates and currency exchange rates as part of its asset and liability management program. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements. The Company does not use derivative financial instruments for trading purposes.

Due to changing interest rates, interest rate derivatives are used to stabilize interest margins. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense.

The Company hedges against borrowings denominated in currencies other than the borrowers' local currency. Such borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreements.

Forward interest rate contracts are used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables. Unrealized gains or losses on forward interest rate contracts that qualify for hedge accounting treatment are deferred. Unrealized gains or losses on forward interest rate contracts that do not qualify for hedge accounting treatment are included in other income. No such amounts were recorded in 1994. Realized gains or losses are included in the determination of the gain or loss from the related sale of retail receivables.

Gains or losses on early terminations of derivative financial instruments that modify the interest rate characteristics of debt are deferred and amortized as adjustments to interest expense over the remaining term of the related borrowing.

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

Note 2 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows:

                                                                     December 31,
                                                                   1994       1993
                                                              (in millions of dollars)
Automotive:
  Retail                                                        $  4,982    $ 3,536
  Wholesale and other (Note 10)                                    3,113      2,520
  Retained senior interests in sold wholesale receivables*         2,173        967
    Total automotive                                              10,268      7,023
Nonautomotive:
  Leveraged leases                                                 1,545      1,559
  Other commercial                                                   955      1,244
    Total nonautomotive                                            2,500      2,803
Total finance receivables                                         12,768      9,826
  Less allowance for credit losses                                  (215)      (200)
Total finance receivables - net                                 $ 12,553    $ 9,626

* Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                                      December 31,
                                                    1994        1993
                                               (in millions of dollars)
Cash and investments                              $   669    $   586
Subordinated interests in receivables               1,475      1,783
Excess servicing                                      135        200
Other restricted and securitized assets               269        345
  Less allowance for credit losses                   (297)      (294)
Total retained interests in sold receivables
  and other related amounts - net                 $ 2,251    $ 2,620

Changes in the allowance for credit losses, including receivables sold subject to limited recourse provisions, were as follows:

                                                     Year Ended December 31,
                                                     1994     1993     1992
                                                    (in millions of dollars)
Balance at beginning of year                        $ 494    $ 573    $ 557
Provision for credit losses                           203      216      309
Net credit losses                                    (158)    (197)    (310)
Transfers related to nonautomotive asset sales         --      (79)      --
Other adjustments                                     (27)     (19)      17
Balance at end of year                              $ 512    $ 494    $ 573

Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $282 million and $333 million, at year-end 1994 and 1993, respectively, which represented 0.9 percent and 1.2 percent of such receivables outstanding, respectively.

Contractual maturities of total finance receivables at December 31, 1994 were as follows:

                                     Automotive   Nonautomotive   Total
                                           (in millions of dollars)

Past due installments                 $     40      $   26     $    66

Due in year ending December 31:
    1995                                 7,137         245       7,382
    1996                                 1,170         201       1,371
    1997                                   860         248       1,108
    1998                                   647         215         862
    1999                                   370         179         549
Thereafter                                  44       1,386       1,430
Total finance receivables             $ 10,268      $2,500      12,768
  Less allowance for credit losses                                (215)
Total finance receivables - net                                $12,553


Actual cash flow experience will vary from contractual cash flows due to future receivable sales and prepayments.

The Company's investment in automotive and nonautomotive direct financing leases included in "Finance receivables - net" was as follows:

                                                      December 31,
                                                   1994         1993
                                               (in millions of dollars)
Aggregate future lease payments                   $ 408        $ 403
Estimated residual values                           184          186
  Less unearned income                             (139)        (173)
Net investment in direct financing leases         $ 453        $ 416


The Company's investment in leveraged leases included in "Finance receivables - net" and related deferred income taxes was as follows:

                                                      December 31,
                                                   1994         1993
                                                (in millions of dollars)
Rentals receivable (net of principal
 and interest on non-recourse debt)              $ 1,401      $ 1,425
Estimated residual values                            827          834
  Less:  Unearned income                            (588)        (604)
         Deferred investment tax credits             (95)         (96)
  Net receivable                                   1,545        1,559
  Less deferred income taxes                      (1,414)      (1,377)
Net investment in leveraged leases               $   131      $   182



The Company revised its calculations of leveraged lease cash flows to adjust for the enacted tax rate increase in 1993. This change increased 1993 earnings before income taxes by $9 million and increased the provision for income taxes by $20 million, primarily due to the adjustment of the associated net deferred tax liabilities (see Note 7 - Income Taxes).

Note 3 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

                                    December 31,
                                 1994          1993
                              (in millions of dollars)
Automotive:
  Retail                        $12,464       $12,027
  Wholesale                       5,416         5,389
Nonautomotive                       275           449

Total                           $18,155       $17,865



Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $59 million, $127 million and $146 million for the years ended December 31, 1994, 1993 and 1992, respectively. The provision for credit losses related to such sales amounted to $130 million, $135 million and $137 million for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

Note 4 - Securities

Contractual maturities of marketable debt securities at December 31, 1994 were as follows:

                                      Available-for-sale     Held-to-maturity
                                          securities            securities
                                      ------------------     ----------------
                                                 Fair                  Fair
                                        Cost     Value        Cost     Value
                                        ----     -----        ----     -----
                                           (in millions of dollars)
Within one year                         $ 29     $ 29         $247     $247
After one year through five years        129      125            1        1
After five years through ten years        48       45            1        1
After ten years                          118      106           19       19
  Total                                 $324     $305         $268     $268


The proceeds from sales of available-for-sale securities for the year ended December 31, 1994, were $1.6 billion. The related gross realized gains and losses were immaterial.

Information with respect to the Company's portfolio of securities, which includes investments classified as marketable securities and cash equivalents was as follows:

                                                               December 31,                     January 1,
                                                                   1994                            1994
                                                  -------------------------------------       -------------
                                                                       Gross Unrealized
                                                             Fair      ----------------                Fair
                                                  Cost       Value     Gains     Losses       Cost     Value
                                                  ----       -----     -----     ------       ----     -----
                                                                  (in millions of dollars)
Available-for-sale securities:

 Bonds - Corporate/Public Utility                 $112       $107      $  1      $  6         $ 95     $ 99
         State/Municipal                            11          9        --         2            8        8
 Government securities -
         United States and Canada                  184        172        --        12          169      171
 Preferred stocks                                   11         10        --         1            9        9
 Short-term notes                                   17         17        --        --           26       26

 Total available-for-sale securities               335        315      $  1      $ 21          307      313

   Excess of cost over fair value                  (20)                                        n/a

 Available-for-sale securities                     315        315                              307      313

Held-to-maturity securities:

 Bonds - Corporate/Public Utility                    1          1                                5        5
         State/Municipal                             5          5                                6        6
 Government securities -
         United States and Canada                   16         16                               30       31
 Asset-backed securities*                          246        246                                -        -

 Total held-to-maturity securities                 268        268                               41       42

 Total Marketable securities                       583        583                              348      355

Cash equivalents                                    37         37                              138      138

 Total securities                                 $620       $620                             $486     $493

* Money market notes purchased from trusts established in connection with the Company's securitization of retail receivables.

Note 5 - Debt

Average effective cost of borrowings was as follows:

                                                              Year Ended December 31,
                                         -------------------------------------------------------------
                                                       1994                            1993
                                         -----------------------------    ----------------------------
                                         Short-term    Term     Total     Short-term    Term     Total
                                            Notes      Debt      Debt       Notes       Debt      Debt
                                         ----------    ----     ------    ----------    ----     -----
Average effective cost of borrowings:
  United States operations                  5.5%       7.2%      7.4%         4.7%      8.0%      8.0%
  Consolidated operations                   5.5%       8.1%      8.0%         4.7%      8.8%      8.6%

                                           23

Debt outstanding at December 31, 1994 and 1993 was as follows:

                                           Weighted Average
                                          Interest Rates* at         December 31,
Maturity                                  December 31, 1994      1994           1993
                                                               (in millions of dollars)
Short-term notes placed primarily in the
  open market:
    United States                                               $ 3,901        $ 2,513
    Canada                                                          414            259
    Total short-term notes (primarily
      commercial paper)                         6.0%              4,315          2,772

Senior term debt:
    United States, due
      1994                                                           --            813
      1995                                      6.3%                574            574
      1996                                      6.7%              1,602          1,053
      1997                                      6.2%                653            197
      1998                                      6.3%                943            696
      1999                                      9.4%              1,227            797
      Thereafter                                7.3%                994            969
  Total United States                                             5,993          5,099
  Canada, due 1994-1998                        10.0%                 78             42
    Less unamortized discount                                         2              2
Total senior term debt                                            6,069          5,139

Subordinated term debt - United States:

  Senior, due 1994-1995                         8.3%                 27             77

Mexico borrowings and other                                         260            447

Total debt                                                      $10,671        $ 8,435

* The weighted average interest rates, including the effects of interest rate exchange agreements, have been calculated on the basis of rates in effect at December 31, 1994 including $1,184 million of variable rate senior term debt.

Interest paid by the Company for the years ended December 31, 1994, 1993 and 1992 amounted to $733 million, $847 million and $1,250 million, respectively.

The Company has contractual debt maturities of $5.1 billion in 1995 (including $4.3 billion of short-term notes), $1.7 billion in 1996, $.7 billion in 1997, $1.0 billion in 1998, $1.2 billion in 1999 and $1.0 billion in years thereafter. Short-term notes outstanding at December 31, 1994 had an average remaining term of 31 days.

The Company manages its exposure arising from changes in interest rates and currency exchange rates by utilizing derivative financial instruments. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements (see
Note 12 - Financial Instruments).

Credit Facilities

During 1994, the Company replaced its revolving credit and receivable sale agreements which were originally scheduled to expire in 1995. The Company's current credit facilities, which expire in 1998, consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in 1995, and $1.0 billion expires in 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in 1995, and $.1 billion expires in 1998). These agreements contain restrictive covenants, which, among other things, require the Company to maintain a minimum net worth of $1.5 billion. As of December 31, 1994, no amounts were outstanding under the Company's revolving credit or receivable sale agreements.


Note 6 - Reinsurance Arrangements and Reserves

The Company enters into various reinsurance contracts with other insurance enterprises or reinsurers to reduce the losses that may arise from catastrophes or other events. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to fulfill their obligations could result in losses to the Company.

The amounts reported as "Insurance premiums earned" are net of related ceded reinsurance premiums of $40 million, $46 million and $36 million for the years ended December 31, 1994, 1993 and 1992, respectively. Amounts reported as "Insurance losses and adjustment expenses" are net of related reinsurance loss and loss adjustment expenses of $28 million, $38 million and $35 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Included in "Accounts payable, accrued expenses and other" are net unearned insurance premiums and net reserves for insurance losses and adjustment expenses as follows:

                                                                 December 31,
                                                              1994         1993
                                                           (in millions of dollars)
Direct and assumed unearned premiums                          $  68       $  69
Reinsurance ceded                                                (8)         (9)
Net unearned premiums                                         $  60       $  60

Direct and assumed reserve for insurance losses
 and adjustment expenses                                      $ 225       $ 221
Reinsurance ceded                                               (44)        (48)
Net reserve for insurance losses and adjustment expenses      $ 181       $ 173

Changes in the net reserve for unpaid losses and loss adjustment expenses net of reinsurance, salvage and subrogation for Chrysler Insurance Company's property and casualty operations were as follows:

                                                      Year Ended December 31,
                                                      1994      1993    1992
                                                     (in millions of dollars)
Balance at beginning of year (net of reinsurance
 ceded of $47 million, $38 million and
 $29 million)                                         $ 166    $ 142    $117

Incurred related to:
  Current year                                          115      113      98
  Prior years                                            (8)     (11)      3

Total incurred                                          107      102     101

Paid related to:
  Current year                                          (42)     (37)    (35)
  Prior years                                           (54)     (41)    (41)

Total paid                                              (96)     (78)    (76)

Balance at end of year (net of reinsurance
 ceded of $44 million, $47 million and
 $38 million)                                         $ 177    $ 166    $142

Note 7 - Income Taxes

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

The provision for income taxes in the consolidated statement of net earnings includes the following:

                                                   Year Ended December 31,
                                                1994        1993        1992
                                                  (in millions of dollars)
Current tax expense:
  United States                                $  86       $  61       $ 130
  State and local                                 10           3           6
  Foreign                                         22          13          20
    Total current tax expense                    118          77         156
Deferred tax expense (credit):
  United States                                   (8)         (2)        (43)
  State and local                                 11          11           5
  Foreign                                         (1)         --          (3)
    Total deferred tax expense (credit)            2           9         (41)
Effect of restating deferred taxes for
 enacted U.S. tax rate increase including
 leveraged leases (Note 2)                        --          22          --

Total provision for income taxes               $ 120       $ 108       $ 115

Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which resulted in a favorable cumulative effect of the change in accounting principle of $51 million.

Income taxes paid by the Company for the years ended December 31, 1994, 1993 and 1992 amounted to $27 million, $82 million and $172 million, respectively. Included in these amounts are taxes paid (net of refunds) to Chrysler under the Tax Sharing Agreement of $15 million, $63 million and $141 million, in 1994, 1993 and 1992, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory income tax rate to earnings before income taxes and cumulative effect of changes in accounting principles, as follows:

                                                     Year Ended December 31,
                                                  1994        1993        1992
                                                    (in millions of dollars)
Tax at U.S. statutory rate                       $ 110       $  93       $ 101
State and local income taxes                        14           9           7
Amortization of investment tax credits              (1)         (2)         (5)
Income not subject to taxes                         (2)         (2)         (4)
Purchase accounting adjustments                      2          (5)         19
Leveraged lease rate adjustments                    (6)         (8)         (5)
Rate adjustment of U.S. deferred tax assets
 and liabilities                                    --          22          --
Other                                                3           1           2

Total provision for income taxes                 $ 120       $ 108       $ 115

Effective tax rate                                38.1%       40.5%       39.0%
Statutory tax rate                                35.0%       35.0%       34.0%


The tax-effected temporary differences which comprise deferred tax assets and liabilities were as follows:

                                           December 31, 1994               December 31, 1993
                                        -----------------------         -----------------------
                                        Deferred     Deferred           Deferred     Deferred
                                           Tax          Tax                Tax          Tax
                                         Assets     Liabilities           Assets    Liabilities
                                        ---------   -----------         ---------   -----------
                                                        (in millions of dollars)
Provision for losses                      $178         $   --              $161        $   --
Leasing transactions                        --          1,654                --         1,611
State and local taxes                       --            100                --            85
Postretirement benefits other
  than pensions                             17             --                17            --
Other                                       83             73                62            58
  Total                                   $278         $1,827              $240        $1,754

Note 8 - Commitments and Contingent Liabilities

Various legal actions are pending against Chrysler Financial Corporation and certain of its subsidiaries, some of which seek damages in large or unspecified amounts and other relief. The Company believes each proceeding constitutes routine litigation encountered in the normal course of business. Although the ultimate amount of liability with respect to such matters cannot be determined at December 31, 1994, the Company has established reserves which it believes will be sufficient to cover these matters. After giving effect to these reserves, management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

The Company is obligated under terms of noncancelable operating leases for the majority of its office facilities and equipment, as well as for a number of dealership facilities which are subleased to Chrysler-authorized automotive dealers. These leases are generally renewable and provide that certain expenses related to the properties are to be paid by the lessee.

Future minimum lease commitments under the aforementioned leases with remaining terms in excess of one year are as follows:

           Year Ending December 31,         (in millions of dollars)
           1995                                     $ 45
           1996                                       41
           1997                                       36
           1998                                       29
           1999                                       23
           Thereafter                                 85
           Total                                    $259

Future minimum lease commitments have not been reduced by minimum sublease rentals of $185 million due in the future under noncancelable subleases.

Rental expense for operating leases for the years ended December 31, 1994, 1993 and 1992 was $53 million, $58 million and $69 million, respectively. Sublease rentals of $42 million were received in 1994, 1993 and 1992.

The Company is contingently liable for guarantees totaling $113 million at December 31, 1994 provided in connection with an automotive receivable funding arrangement.

Note 9 - Shareholder's Investment

Shareholder's Investment is summarized as follows:

                                                               Additional                         Total
                                       Preferred    Common       Paid-in        Retained      Shareholder's
                                         Stock       Stock       Capital        Earnings        Investment

                                                          (in millions of dollars)
Balance - December 31, 1991            $    75      $    25     $ 1,168         $ 1,574         $ 2,842

  Net earnings                              --           --          --             231             231
  Preferred stock redeemed                 (75)          --          --              --             (75)
  Preferred stock dividends                 --           --          --              (1)             (1)
  Minimum pension liability
   in excess of unrecognized
   prior service cost                       --           --          --               1               1

Balance - December 31, 1992                 --           25       1,168           1,805           2,998

  Net earnings                              --           --          --             129             129
  Minimum pension liability
   in excess of unrecognized
   prior service cost                       --           --          --               4               4

Balance - December 31, 1993                 --           25       1,168           1,938           3,131

  Net earnings                              --           --          --             195             195
  Common stock dividends                    --           --          --             (40)            (40)
  Net unrealized holding losses
   on securities                            --           --          --             (13)            (13)

Balance - December 31, 1994            $    --      $    25     $ 1,168         $ 2,080         $ 3,273


Note 10 - Transactions with Affiliates

Since 1968, the Company has had an Income Maintenance Agreement with Chrysler. The agreement provides for payments to maintain the Company's required coverage of earnings available for fixed charges at 110 percent. No payments were required pursuant to the Income Maintenance Agreement for 1994, 1993 or 1992.

Gains and losses from translating assets and liabilities outside the United States to U.S. dollar equivalents are credited or charged to Chrysler in accordance with an agreement indemnifying the Company against losses incurred as a result of foreign risks. Pursuant to this agreement Chrysler was charged $24 million in 1994, $10 million in 1993 and $20 million in 1992.

During 1994, the Company had short-term borrowings aggregating $425 million from Chrysler. The Company repaid $150 million of these borrowings, including interest, during the year. In addition, the Company loaned a total of $375 million to Chrysler in 1994. Chrysler repaid $100 million of these loans, including interest, to the Company during the year.

During 1993, the Company had short-term borrowings aggregating $500 million from Chrysler. All of these borrowings, including $11 million of interest expense, were repaid during 1993.

Certain business arrangements exist providing for guarantees from Chrysler to the Company. Pursuant to these arrangements the Company received $1 million, $8 million and $56 million in 1994, 1993 and 1992, respectively.

Pursuant to an agreement between Chrysler and Chrysler Realty Corporation, the Company received fees of $22 million in 1994, $25 million in 1993 and $28 million in 1992. These fees include charges for administrative services rendered in the management of dealership land and facilities, reimbursement of holding costs on vacant facilities, reimbursement of charges by the Company to dealer tenants for rent in amounts less than the Company pays as rent on certain leased facilities and for rent in amounts less than current market rent on certain owned facilities.

The Company provides financing related to programs sponsored by Chrysler for the sale and lease of Chrysler vehicles. Under these programs, interest rate differentials received from Chrysler are earned on a level yield basis over the term of the receivables, or if the related receivables are sold, unearned amounts are included in the calculation of gains or losses from the sale of retail receivables. In addition, the Company provides secured financing to Chrysler in the normal course of business. At December 31, 1994, $2,185 million was outstanding under these agreements compared to $1,866 million at December 31, 1993.


Note 11 - Employee Benefit Plans

The Company's retirement programs include pension plans providing noncontributory benefits and contributory benefits. The noncontributory pension plans cover substantially all employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries.

Chrysler Financial Corporation and certain of its consolidated subsidiaries provide benefits based on a fixed rate for each year of service. Additionally, contributory benefits and supplemental noncontributory benefits are provided to substantially all salaried employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries under the Salaried Employees' Retirement Plan. This plan provides contributory benefits based on the employee's cumulative contributions and a supplemental noncontributory benefit based on years of service and the employee's average salary during the consecutive five years in which salary was highest in the fifteen years preceding retirement. Net pension cost was $11 million for 1994, $7 million for 1993, and $8 million for 1992.

Annual payments to the pension trust fund for U.S. plans are in compliance with the Employee Retirement Income Security Act ("ERISA") of 1974, as amended. All pension trust fund assets and income accruing thereon are used solely to administer the plan and pay pension benefits. Plan assets are invested in a diversified portfolio that primarily consists of equity and debt securities. At December 31, 1994, plan assets included 216,000 shares of Chrysler common stock with a fair value of $11 million. Dividends received on the Chrysler common stock totaled $201 thousand in 1994.

The Company provides health and life insurance benefits to substantially all of its U.S. and Canadian employees. Upon retirement from the Company, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), which requires the accrual of such benefits during the years the employees provide services. The adoption of SFAS No. 106 resulted in an after-tax charge of $29 million in 1993, which represented the immediate recognition of the OPEB transition obligation of $45 million, partially offset by $16 million of estimated tax benefits. Implementation of SFAS No. 106 did not increase the Company's cash expenditures for postretirement benefits.

Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of this accounting standard resulted in the recognition of an after-tax charge of $1 million in 1993.


Note 12 - Financial Instruments

Derivative Financial Instruments

The Company manages its exposure arising from changes in interest rates and currency exchange rates by utilizing derivative financial instruments. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

The Company does not use derivative financial instruments for trading purposes.

The Company enters into interest rate swap agreements to change the interest rate characteristics of its debt. Interest rate caps are utilized to reduce exposure to increases in interest rates.

Interest rate swaps related to term debt are matched with specific obligations. Interest rate swaps are also utilized to hedge against exposure to interest rate fluctuations on the anticipated issuances of commercial paper. Interest rate swaps associated with commercial paper are matched with groups of such obligations on a layered basis.

The Company also entered into a forward interest rate contract to manage its exposure to fluctuations in funding costs for an anticipated securitization of retail receivables during the first quarter of 1995. An unrealized gain of $1 million on the forward interest rate contract was deferred at December 31, 1994.

The impact of interest rate derivatives on interest expense was immaterial in 1994, 1993 and 1992.

The following table summarizes off-balance sheet interest rate derivatives and related financial instruments as of December 31, 1994 and 1993:

                                                                        Notional Amounts Outstanding
                                                                         and Weighted Average Rates
     Interest Rate Derivatives       Variable Rate       Maturing                December 31,
and Related Financial Instruments       Indices          Through              1994         1993
                                                                           (in millions of dollars)
Pay Fixed Interest Rate Swaps
  Short-term notes                                        1998               $   500    $   527

     Weighted avg. pay rate                                                     9.09%      9.08%
     Weighted avg. receive rate      Money Market                               5.98%      3.20%

  Term notes                                              1995               $    90    $   190

     Weighted avg. pay rate                                                     9.44%      9.63%
     Weighted avg. receive rate        LIBOR                                    5.81%      3.40%

Receive Fixed Interest Rate Swaps
  Term notes                                              2006               $   126    $   404

     Weighted avg. pay rate            LIBOR                                    5.84%      3.46%
     Weighted avg. receive rate                                                 9.41%      9.03%

Pay / Receive Variable Interest
 Rate Swaps
  Term notes                                              1999               $    61    $    --

     Weighted avg. pay rate            LIBOR                                    6.16%        --
     Weighted avg. receive rate       Treasury                                  6.89%        --

Pay Fixed Interest Rate Caps
  Retained Interests in
   Sold Receivables                                       1995               $   134    $   403

     Weighted avg. pay rate                                                     0.04%      0.04%
     Weighted avg. receive rate        LIBOR                                    0.14%        --

Forward Interest Rate Contract
  Retained Interests in
   Sold Receivables                                       1995               $   500    $    --

     Weighted avg. contract rate      Treasury                                  7.70%        --


Total Notional Amounts Outstanding                                           $ 1,411    $ 1,524


The Company enters into currency exchange agreements to manage its exposure arising from changing exchange rates related to specific funding transactions. The Company hedges against borrowings denominated in currencies other than the borrowers' local currency. The borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreement. The reported amount of such currency borrowings was $734 million. If the Company had not entered into currency exchange agreements, the recorded amount of debt would have been $220 million higher at December 31, 1994.

The following table summarizes the Company's portfolio of currency derivative financial instruments as of December 31, 1994:

     Currency -                                                                                        Net
Derivative Financial       Currency                     Weighted Average      Contract or           Unrealized
     Instrument             Amount        Maturity       Interest Rate      Notional Amount            Gain
                        (in millions)                                             (in millions of dollars)
Deutsche marks -
   Fixed Rate
   Senior Term Debt         DM  500       1995-1997          7.11%               $251                  $ 79

Swiss francs -
   Fixed Rate
   Senior Term Debt         SF  260         1996             7.26%                132                    72

U.S. dollars (1) -
   Fixed Rate
   Short-term Notes         US$  78         1995             6.16%                 78                     2

   Fixed Rate
   Short-term Notes         US$ 273         1995             6.57%                273                    88

   Total                                                                         $734                  $241

(1) Amounts represent U.S. dollar funding for the Company's Canadian and Mexican operations.



Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                               December 31, 1994           December 31, 1993
                                             ---------------------       ---------------------
                                             Carrying       Fair         Carrying       Fair
                                              Amount        Value         Amount        Value
                                             --------      -------       --------      -------
                                                       (in millions of dollars)
Balance Sheet financial instruments:

 Marketable securities                       $   583       $   583       $   348       $   355
 Finance receivables - net (1)               $10,555       $10,513       $ 7,651       $ 7,671
 Retained interests in sold receivables
  and other related amounts - net (2)        $ 2,210       $ 2,222       $ 2,563       $ 2,636
 Debt (3)                                    $10,877       $10,870       $ 8,541       $ 8,837
 Currency exchange agreements                $   220(4)    $   241       $   121(4)    $   145

(1) The carrying value of finance receivables excludes approximately
    $1,998 million and $1,975 million of direct finance and leveraged leases classified as "Finance receivables - net" in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993, respectively. December 31, 1994 and 1993 data includes approximately $6,851 million and $5,416 million, respectively, of finance receivables which reprice monthly at current market rates. The carrying value of these finance receivables approximates fair value.

(2) The carrying value of retained interests in sold receivables and other related amounts excludes approximately $41 million and $57 million of retail lease securities at December 31, 1994 and 1993, respectively.

(3) The carrying value of debt excludes approximately $14 million and $15 million of obligations under capital leases at December 31, 1994 and 1993, respectively. December 31, 1994 and 1993 data includes approximately $5,643 million and $4,173 million, respectively, of short-term notes, term debt and other borrowings which reprice at current market rates.
    The carrying amount and fair value of debt excludes the effect of the foreign currency exchange agreements.

(4) Recorded in the balance sheet as a reduction in debt.

The carrying value of cash and cash equivalents and accounts payable approximates market value due to the short maturity of these instruments.

                                                   December 31, 1994             December 31, 1993
                                               ------------------------       ------------------------
                                               Contract or   Unrealized       Contract or   Unrealized
                                                 Notional      Gains            Notional      Gains
                                                  Amount      (Losses)           Amount      (Losses)
                                               ------------  ----------        ----------   ----------

                                                            (in millions of dollars)
Derivative financial instruments with
  off-balance sheet risk:

   Aggregate unrealized gain positions
    Interest rate swaps                         $101             $  4           $314           $ 15
    Interest rate caps                          $134             $ --           $403           $ --
   Forward interest rate contract               $500             $  1           $ --           $ --

   Aggregate unrealized loss positions
    Interest rate swaps                         $676             $(16)          $807           $(60)

Although not a counterparty to certain derivative financial instruments entered into between securitization trusts and third parties, the Company receives an indirect beneficial interest from such instruments. Such indirect beneficial interests are subject to reduction in the event of a counterparty's non-performance. If a counterparty had failed to perform at December 31, 1994, the Company would have been exposed to a $27 million loss.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

   Marketable Securities

   The fair value of marketable securities was estimated using quoted market prices.

   Finance Receivables - net

   The carrying value of variable rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of December 31, 1994 and 1993, respectively.

   Retained Interests in Sold Receivables and Other Related Amounts - Net

   The fair value of excess servicing cash flows and other subordinated amounts due the Company arising from receivable sale transactions was estimated by discounting expected cash flows.

   Debt

   The fair value of public debt was determined using quoted market prices. The fair value of other long-term debt was estimated by discounting cash flows using rates currently available for debt with similar terms and remaining maturities.

   Interest Rate Swaps and Interest Rate Caps

   The fair value of the Company's existing interest rate swaps, interest rate caps and forward interest rate contract was estimated by discounting net cash flows using quoted market interest rates.

   Currency Exchange Agreements

   The fair value of currency exchange agreements was estimated by discounting expected cash flows using market exchange rates and relative market interest rates over the remaining term of the agreements.

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

Note 13 - Revenues, Earnings and Assets by Business Segment and Geographical
Area

The Company provides financing and insurance products and services through the following major operating subsidiaries: Chrysler Credit Corporation - automotive retail, wholesale and fleet financing; Chrysler Capital Corporation
- - servicing commercial loans and leases and originating tax advantaged leveraged leases; Chrysler First Inc. - secured small business financing; Chrysler Insurance Company - property, casualty and other insurance; Chrysler Realty Corporation - automotive dealership facility development and management.

Revenues, earnings and assets of finance and insurance operations are as follows:

                                                       Year Ended December 31,
                                                     1994       1993       1992
                                                      (in millions of dollars)
Interest income and other revenues:
  Finance operations                               $ 1,820    $ 1,878    $ 2,412
  Insurance operations                                 164        161        163
Consolidated interest income and
 other revenues                                    $ 1,984    $ 2,039    $ 2,575

Earnings before income taxes and cumulative
 effect of changes in accounting
 principles:
  Operating earnings:
    Finance operations                             $   302    $   257    $   310
    Insurance operations                                20         18         14
                                                       322        275        324
  Amortization of costs in excess of
   book value of companies acquired                     (7)        (8)       (29)
Consolidated earnings before income taxes and
 cumulative effect of changes in accounting
 principles                                        $   315    $   267    $   295

                                                              December 31,
                                                     1994       1993       1992
                                                      (in millions of dollars)
Assets:
  Finance operations                               $16,274    $13,870    $17,201
  Insurance operations                                 374        381        384
Consolidated assets                                $16,648    $14,251    $17,585

Revenues, earnings and assets by geographical area are as follows:

                                               Year Ended December 31,
                                             1994       1993       1992
                                            (in millions of dollars)
Interest income and other revenues:
  United States                             $1,778     $1,854     $2,346
  Canada                                        87         84        137
  Mexico                                       119        101         92
Consolidated interest income
 and other revenues                         $1,984     $2,039     $2,575

Note 13 - Revenues, Earnings and Assets by Business Segment and Geographical Area - continued

                                                                       Year Ended December 31,
                                                               1994              1993          1992
                                                                      (in millions of dollars)
Earnings before income taxes and cumulative
 effect of changes in accounting principles:
  United States                                              $   278           $   236       $   251
  Canada                                                          26                13            29
  Mexico                                                          11                18            15
Consolidated earnings before income taxes and
 cumulative effect of changes in accounting
 principles                                                  $   315           $   267       $   295

                                                                               December 31,
                                                               1994              1993          1992
                                                                         (in millions of dollars)
Assets:
  United States                                              $15,507           $13,259       $16,477
  Canada                                                         708               515           670
  Mexico                                                         433               477           438
Consolidated assets                                          $16,648           $14,251       $17,585


Note 14 - Selected Quarterly Financial Data - Unaudited

Selected quarterly financial data for the years ended December 31, 1994 and 1993 are as follows:

                                                             Year Ended December 31, 1994
                                                -----------------------------------------------------
                                                 First         Second           Third         Fourth
                                                Quarter        Quarter         Quarter        Quarter
                                                -------        -------         -------        -------
                                                               (in millions of dollars)
Total interest income                            $331           $324            $329           $373
Interest expense                                 $185           $193            $178           $198
Interest margin and other revenues               $299           $279            $315           $337
Provision for credit losses                      $ 47           $ 40            $ 71           $ 45
Provision for income taxes                       $ 28           $ 25            $ 32           $ 35
Net earnings                                     $ 47           $ 44            $ 50           $ 54

Note 14 - Selected Quarterly Financial Data - Unaudited

                                                               Year Ended December 31, 1993
                                                -----------------------------------------------------
                                                 First         Second           Third         Fourth
                                                Quarter        Quarter         Quarter        Quarter
                                                -------        -------         -------        -------
                                                               (in millions of dollars)
Total interest income                            $368           $354            $354           $342
Interest expense                                 $219           $208            $186           $178
Interest margin and other revenues               $292           $324            $321           $311
Provision for credit losses                      $ 46           $ 66            $ 57           $ 47
Provision for income taxes                       $ 13           $ 18            $ 42*          $ 35
Earnings before cumulative effect
 of change in accounting principle               $ 37           $ 44            $ 22           $ 56
Cumulative effect of changes in
 accounting principles                           $(30)          $ --            $ --           $ --
Net earnings                                     $  7           $ 44            $ 22           $ 56

* Includes $25 million for increase in statutory tax rate

[Letterhead of Deloitte & Touche LLP]

 Deloitte &
 Touche LLP
____________                      _________________________________________
                                  Suite 900        Telephone (313) 396-3000
                                  600 Renaissance Center
                                  Detroit, Michigan  48243-1704

INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Chrysler Financial Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company adopted new Statements of Financial Accounting Standards and, accordingly, changed its method of accounting for certain investments in debt and equity securities in 1994, its method of accounting for postretirement benefits other than pensions and postemployment benefits in 1993, and its method of accounting for income taxes in 1992.


DELOITTE & TOUCHE LLP


January 16, 1995


_______________
Deloitte Touche
Tohmatsu
International
_______________

                         THIS PAGE INTENTIONALLY LEFT BLANK

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

2.   Financial Statement Schedules

     Independent Auditors' Report on Schedules (page 69 of Form 10-K)

     Schedule II - Valuation and qualifying accounts and reserves (page 75 of Form 10- K)


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

  10-P Copy of Long Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Bank Series. Filed as Exhibit 10-J to the Current Report on Form 8- K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

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

  10-W Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-X Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
           Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-Y Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
           Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-Z Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-AA Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-BB Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-CC Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-DD Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

  10-EE Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-FF Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-GG Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-HH Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-II Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-JJ Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-KK Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-LL Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-MM Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-NN Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OO Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PP Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQ Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-RR Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-SS Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-TT Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-UU Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

  10-VV Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-WW Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-XX Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-YY Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-ZZ Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-AAA Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-BBB Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-CCC Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-DDD Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-EEE Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-FFF Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
           Corporation, dated as of November 29, 1994.

  10-GGG Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust.

  10-HHH Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust.

  10-III Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation.

  10-JJJ Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation.

  10-KKK Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-LLL Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-MMM Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990- A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-NNN Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-OOO Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

  10-PPP Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-QQQ Copy of Pooling and Servicing Agreement, dated as of May 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-RRR Copy of Standard Terms and Conditions of Agreement, dated as of May 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-SSS Copy of Purchase Agreement, dated as of May 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-TTT Copy of Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 2 to the CARCO Auto Loan Master Trust Registration Statement on Form 8-A, and incorporated herein by reference.

  10-UUU Copy of Pooling and Servicing Agreement, dated as of July 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-VVV Copy of Standard Terms and Conditions of Agreement, dated as of July 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991 and incorporated herein by reference.

  10-WWW Copy of Purchase Agreement, dated as of July 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-XXX Copy of Pooling and Servicing Agreement, dated as of September 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-YYY Copy of Standard Terms and Conditions of Agreement, dated as of September 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-ZZZ Copy of Purchase Agreement, dated as of September 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-AAAA Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-BBBB Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-CCCC Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-DDDD Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-EEEE Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-FFFF Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-GGGG Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-HHHH Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-IIII Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
           Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-JJJJ Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-KKKK Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-LLLL Copy of First Amendment, dated as of November 8, 1991, to the Series 1991- 3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
           Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-MMMM Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992- 2 Asset Backed Notes. Filed as
           Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-NNNN Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-OOOO Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-PPPP Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-QQQQ Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-RRRR Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-SSSS Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as
            Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-TTTT Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992- 4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-UUUU Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-VVVV Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-WWWW Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-XXXX Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-YYYY Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992- 5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-ZZZZ Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-AAAAA Copy of Series 1992-2 Supplement to the Pooling and Servicing
           Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

  10-BBBBB Copy of Master Custodial and Servicing Agreement, dated as of
           September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-CCCCC Copy of Trust Indenture, dated as of September 1, 1992, among
           Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-DDDDD Copy of Servicing Agreement, dated as of October 20, 1992, between
           Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-EEEEE Copy of First Amendment dated as of August 24, 1992 to the Series
           1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-FFFFF Copy of Second Amendment dated as of August 24, 1992 to the
           Series 1991-3 Supplement dated as of June 30, 1991, among
           U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust.
           Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended
           September 30, 1992, and incorporated herein by reference.

  10-GGGGG Copy of Sale and Servicing Agreement, dated as of November 1,
           1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-HHHHH Copy of Trust Agreement, dated as of November 1, 1992, among
           ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-IIIII Copy of Sale and Servicing Agreement, dated as of January 1,
           1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-JJJJJ Copy of Trust Agreement, dated as of January 1, 1993, among
           ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-KKKKK Copy of Receivables Purchase Agreement, dated as of November
           25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-LLLLL Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  10-MMMMM Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-NNNNN Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OOOOO Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PPPPP Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQQQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-RRRRR Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            - continued

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation and Consolidated Subsidiaries Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

  23     Consent of Deloitte & Touche LLP.

  24 Powers of Attorney to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

  27     Financial Data Schedule.

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


(b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 1994.

     Date of Report                 Date Filed              Item Reported

     October 11, 1994             October 11, 1994                 5
     December 6, 1994             December 6, 1994                 5

     Financial Statements Filed

     Copy of the unaudited financial statements for Chrysler Financial Corporation and subsidiaries for the quarter ended September 30, 1994, and the related Independent Accountant's Report.

                        THIS PAGE INTENTIONALLY LEFT BLANK

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CHRYSLER FINANCIAL CORPORATION




                                             By T. W. SIDLIK
                                                -------------------------
                                                T. W. Sidlik
                                                Chairman of the Board

Date:  February 2, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal executive officer:



T. W. SIDLIK                  Chairman of the Board            February 2, 1995
- -----------------------------
T. W. Sidlik



Principal financial officer:



D. M. CANTWELL            Vice President - Corporate       February 2, 1995
- -----------------------------
D. M. Cantwell            Finance and Development



Principal accounting officer:



T. P. DYKSTRA            Vice President and Controller    February 2, 1995
- -----------------------------
T. P. Dykstra

                         THIS PAGE INTENTIONALLY LEFT BLANK

Board of Directors:



WILLIAM S. BISHOP*                   Director                  February 2, 1995
William S. Bishop


DENNIS M. CANTWELL*                  Director                  February 2, 1995
Dennis M. Cantwell


THOMAS P. CAPO*                      Director                  February 2, 1995
Thomas P. Capo


ROBERT J. EATON*                     Director                  February 2, 1995
Robert J. Eaton


JEREMIAH E. FARRELL*                 Director                  February 2, 1995
Jeremiah E. Farrell


ROBERT A. LUTZ*                      Director                  February 2, 1995
Robert A. Lutz


WILLIAM J. O'BRIEN, III*             Director                  February 2, 1995
William J. O'Brien, III


T. W. SIDLIK*                        Director                  February 2, 1995
T. W. Sidlik


GARY C. VALADE*                      Director                  February 2, 1995
Gary C. Valade


*By ROBERT A. LINK
    Robert A. Link
    Attorney-in-Fact
    February 2, 1995

                         THIS PAGE INTENTIONALLY LEFT BLANK

[Letterhead of Deloitte & Touche LLP]

 Deloitte &
 Touche LLP
____________                      _________________________________________
                                  Suite 900        Telephone (313) 396-3000
                                  600 Renaissance Center
                                  Detroit, Michigan  48243-1704

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the consolidated financial statements of Chrysler
Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 16, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Chrysler Financial Corporation and consolidated subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


January 16, 1995


_______________
Deloitte Touche
Tohmatsu
International
_______________

                         THIS PAGE INTENTIONALLY LEFT BLANK

                  CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (in millions of dollars)

                    Column A                     Column B             Column C             Column D      Column E
                    --------                    ----------            --------            -----------    --------
                                                                      Additions

                                                                            Charged to
                                                Balance at    Charged to      Other                       Balance
                                                Beginning     Costs and      Accounts-    Deductions-     at End
                                                of Period      Expenses      Describe      Describe      of Period
YEAR ENDED DECEMBER 31, 1994

Reserve for insurance claims and
 adjustment expenses                              $173          $109          $ -           $101(a)        $181


YEAR ENDED DECEMBER 31, 1993

Reserves for insurance claims and
 adjustment expenses                              $152          $108          $ -           $87 (a)        $173


YEAR ENDED DECEMBER 31, 1992

Reserves for insurance claims and
 adjustment expenses                              $133          $112          $ -           $93 (a)        $152

NOTES:

(a) Primarily reductions for claims settled


                                   EXHIBIT INDEX

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

  10-P Copy of Long Term Bank Supplement, dated as of May 23, 1994, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, to the Pooling and Servicing Agreement dated as of May 31, 1991 with respect to CARCO Auto Loan Master Trust Bank Series. Filed as Exhibit 10-J to the Current Report on Form 8- K of Chrysler Financial Corporation dated May 23, 1994, and incorporated herein by reference.

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

  10-W Copy of Securitization Closing Agreement, dated as of February 1, 1993, among Chrysler Financial Corporation, certain Sellers, certain Purchasers, and certain Purchaser Parties. Filed as Exhibit 2-E to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-X Copy of First Amendment to Business Asset Purchase Agreement dated as of January 29, 1993 among NationsBank Financial Services Corporation, the other Purchasers parties thereto and the Sellers parties thereto and Chrysler Financial Corporation. Filed as
           Exhibit 2-D to the Current Report of Chrysler Financial Corporation on Form 8-K dated February 1, 1993, and incorporated herein by reference.

  10-Y Copy of Asset Purchase Agreement, dated as of February 1, 1993, among Chrysler Rail Transportation Corporation, Chrysler Capital Transportation Services, Inc. and United States Rail Services, a division of United States Leasing International, Inc. Filed as
           Exhibit 10-IIIIII to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-Z Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-AA Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-BB Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-CC Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-DD Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

  10-EE Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-FF Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-GG Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-HH Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-II Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-JJ Copy of Lease Receivables Purchase Agreement, dated September 3, 1993, among CXC Incorporated, Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-UUUU to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-KK Copy of Lease Receivables Purchase Agreement, dated September 22, 1993, among the CIT Group/Equipment Financing, Inc., Chrysler Systems Inc., and Chrysler Financial Corporation. Filed as Exhibit 10-VVVV to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-LL Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-MM Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-NN Copy of Loan Agreement, dated as of March 31, 1993, between Manatee Leasing, Inc. and Chrysler Credit Corporation. Filed as Exhibit 10-YYYY to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OO Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PP Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQ Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-RR Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-SS Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-TT Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-UU Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

  10-VV Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-WW Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-XX Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-YY Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-ZZ Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-AAA Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-BBB Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-CCC Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-DDD Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-EEE Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-FFF Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
           Corporation, dated as of November 29, 1994.

  10-GGG Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust.

  10-HHH Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust.

  10-III Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation.

  10-JJJ Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation.

  10-KKK Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-LLL Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-MMM Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990- A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-NNN Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-OOO Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

  10-PPP Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-QQQ Copy of Pooling and Servicing Agreement, dated as of May 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-RRR Copy of Standard Terms and Conditions of Agreement, dated as of May 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-SSS Copy of Purchase Agreement, dated as of May 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-TTT Copy of Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 2 to the CARCO Auto Loan Master Trust Registration Statement on Form 8-A, and incorporated herein by reference.

  10-UUU Copy of Pooling and Servicing Agreement, dated as of July 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-VVV Copy of Standard Terms and Conditions of Agreement, dated as of July 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991 and incorporated herein by reference.

  10-WWW Copy of Purchase Agreement, dated as of July 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-2. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-XXX Copy of Pooling and Servicing Agreement, dated as of September 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-YYY Copy of Standard Terms and Conditions of Agreement, dated as of September 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-ZZZ Copy of Purchase Agreement, dated as of September 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

  10-AAAA Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-BBBB Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-CCCC Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-DDDD Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-EEEE Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-FFFF Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-GGGG Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-HHHH Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-IIII Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
           Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-JJJJ Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-KKKK Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-LLLL Copy of First Amendment, dated as of November 8, 1991, to the Series 1991- 3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
           Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-MMMM Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992- 2 Asset Backed Notes. Filed as
           Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-NNNN Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-OOOO Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-PPPP Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-QQQQ Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-RRRR Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-SSSS Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as
            Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-TTTT Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992- 4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-UUUU Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-VVVV Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-WWWW Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-XXXX Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-YYYY Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992- 5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-ZZZZ Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-AAAAA Copy of Series 1992-2 Supplement to the Pooling and Servicing
            Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

  10-BBBBB Copy of Master Custodial and Servicing Agreement, dated as of
           September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-CCCCC Copy of Trust Indenture, dated as of September 1, 1992, among
           Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-DDDDD Copy of Servicing Agreement, dated as of October 20, 1992, between
           Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-EEEEE Copy of First Amendment dated as of August 24, 1992 to the Series
           1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-FFFFF Copy of Second Amendment dated as of August 24, 1992 to the
           Series 1991-3 Supplement dated as of June 30, 1991, among
           U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust.
           Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended
           September 30, 1992, and incorporated herein by reference.

  10-GGGGG Copy of Sale and Servicing Agreement, dated as of November 1,
           1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-HHHHH Copy of Trust Agreement, dated as of November 1, 1992, among
           ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-IIIII Copy of Sale and Servicing Agreement, dated as of January 1,
           1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-JJJJJ Copy of Trust Agreement, dated as of January 1, 1993, among
           ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-KKKKK Copy of Receivables Purchase Agreement, dated as of November
           25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-LLLLL Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-MMMMM Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-NNNNN Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OOOOO Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-PPPPP Copy of Lease Receivables Purchase Agreement, dated as of December 23, 1992, among Chrysler Systems Leasing Inc., Chrysler Financial Corporation and Sanwa Business Credit Corporation. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-QQQQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-RRRRR Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation and Consolidated Subsidiaries Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

  23     Consent of Deloitte & Touche LLP.

  24 Powers of Attorney to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

  27     Financial Data Schedule.

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