Form 10-Q
period 1995-03-31
CHRYSLER FINANCIAL CORP
filed 1995-04-13
CIK 20164

CONFORMED


                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        March 31, 1995
                                -------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number        1-5966
                       --------------------


                        Chrysler Financial Corporation
            (Exact name of registrant as specified in its charter)


       State of Michigan                                       38-0961430
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


27777 Franklin Road, Southfield, Michigan                      48034-8286
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code          (810) 948-3060
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No_____

                          APPLICABLE ONLY TO ISSUERS
                      INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of March 31, 1995.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K Report").

                   CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Net Earnings
(in millions of dollars)

                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                           1995              1994
                                                          ------            ------
                                                                 (unaudited)
Finance Revenue:

  Automotive financing:
    Retail                                                $  165            $  138
    Wholesale and other                                      177               118
  Nonautomotive financing                                     41                76
                                                          ------            ------
    Total finance revenue                                    383               332

Interest expense                                             213               185
                                                          ------            ------

    Net margin                                               170               147

Other revenues:
  Servicing fee income                                        69                61
  Insurance premiums earned                                   37                34
  Investment and other income (Note 4)                        71                58
                                                          ------            ------
    Net margin and other revenues                            347               300
                                                          ------            ------

Costs and expenses:
  Operating expenses                                          95               118
  Provision for credit losses                                 88                47
  Insurance losses and adjustment expenses                    28                26
  Depreciation and other expenses                             27                34
                                                          ------            ------
    Total costs and expenses                                 238               225
                                                          ------            ------

Earnings before income taxes                                 109                75

Provision for income taxes                                    40                28
                                                          ------            ------

Net Earnings                                              $   69            $   47
                                                          ======            ======


Consolidated Statement of                                    Three Months Ended
Shareholder's Investment                                           March 31,
                                                          ------------------------
(in millions of dollars)                                   1995              1994
                                                          ------            ------
                                                                 (unaudited)
Balance at beginning of period                            $3,273            $3,131
Net earnings                                                  69                47
Common stock dividend                                        (63)                -
Net unrealized holding gains
  (losses) on securities                                       7                (2)
                                                          ------            ------

Balance at end of period                                  $3,286            $3,176
                                                          ======            ======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                  CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheet
(in millions of dollars)
                                      March 31,       December 31,     March 31,
Assets:                                  1995             1994           1994
                                     ------------     ------------     --------
                                     (unaudited)                      (unaudited)
Finance receivables - net (Note 1)     $12,992          $12,423          $10,631
Retained interests in sold
 receivables and other related
 amounts - net (Note 1)                  2,516            2,251            2,642
                                       -------          -------          -------
    Total finance receivables and
     retained interests - net           15,508           14,674           13,273

Cash and cash equivalents                  330              174              200
Marketable securities                      723              583              354
Dealership properties leased - net         398              407              415
Equipment and vehicles leased - net        243              234              153
Repossessed collateral                     169              162              265
Amounts due from affiliated companies        -               66                -
Other assets                               331              348              496
                                       -------          -------          -------

Total Assets                           $17,702          $16,648          $15,156
                                       =======          =======          =======


Liabilities:

Debt (Note 3)                          $11,858          $10,671          $ 9,330
Accounts payable, accrued
 expenses and other                      1,018            1,155            1,089
Amounts due to affiliated companies          4                -               38
Deferred income taxes                    1,536            1,549            1,523
                                       -------          -------          -------
    Total Liabilities                   14,416           13,375           11,980
                                       -------          -------          -------


Shareholder's Investment                 3,286            3,273            3,176
                                       -------          -------          -------

Total Liabilities and
 Shareholder's Investment              $17,702          $16,648          $15,156
                                       =======          =======          =======

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

                  CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


Consolidated Statement of Cash Flows
(in millions of dollars)
                                                              Three Months Ended
                                                                   March 31,
                                                           ----------------------
                                                            1995            1994
                                                           ------          ------
                                                                 (unaudited)
Cash Flows From Operating Activities:

 Net earnings                                              $     69    $     47
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Net gains from receivable sales                              (7)        (28)
    Provision for credit losses                                  88          47
    Depreciation, amortization and
     write-off of intangibles                                    22          21
    Change in deferred income taxes and income
     taxes payable                                              (17)          9
    Changes in amounts due affiliates                            70          14
    Change in accounts payable, accrued
     expenses and other assets                                 (154)        (63)
                                                           --------    --------

  Net cash provided by operating activities                      71          47
                                                           --------    --------

Cash Flows From Investing Activities:

  Acquisitions of finance receivables                       (18,903)    (16,070)
  Collections of finance receivables                          8,738       6,042
  Proceeds from sales of receivables                          9,352       9,051
  Purchases of equipment and vehicles
   leased                                                       (51)        (29)
  Dispositions of equipment and vehicles
   leased                                                        32          38
  Purchases of marketable securities                           (469)       (412)
  Sales and maturities of marketable securities                 340         404
  Other                                                         (78)        (32)
                                                           --------    --------

  Net cash used in investing activities                      (1,039)     (1,008)
                                                           --------    --------

Cash Flows From Financing Activities:

  Change in short-term notes and affiliated borrowings         (206)        307
  Proceeds from issuance of term debt                         1,470         769
  Repayment of term debt                                        (13)       (249)
  Dividends paid                                                (63)       --
  Other                                                         (64)         69
                                                           --------    --------

  Net cash provided by financing activities                   1,124         896
                                                           --------    --------

Change in cash and cash equivalents                             156         (65)
Cash and cash equivalents at beginning of period                174         265
                                                           --------    --------

Cash and Cash Equivalents at End of Period                 $    330    $    200
                                                           ========    ========

Prior period reclassified to conform to current classifications. See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                       March 31,      December 31,       March 31,
                                         1995             1994             1994
                                      ----------      -----------        ---------
                                      (unaudited)                       (unaudited)
                                                 (in millions of dollars)
Automotive:
  Retail                               $ 5,918          $ 4,850          $ 3,789
  Wholesale and other                    3,460            3,113            2,665
  Retained senior interests in sold
   wholesale receivables*                1,528            2,173            1,673
                                       -------          -------          -------
    Total automotive                    10,906           10,136            8,127
                                       -------          -------          -------

Nonautomotive:
  Leveraged leases                       1,540            1,545            1,553
  Commercial                               803              955            1,162
                                       -------          -------          -------
    Total nonautomotive                  2,343            2,500            2,715
                                       -------          -------          -------

Total finance receivables               13,249           12,636           10,842
  Less allowance for credit losses       (257)             (213)            (211)
                                       -------          -------          -------
Total finance receivables - net        $12,992          $12,423          $10,631
                                       =======          =======          =======

* Represents receivables held in trust eligible to be securitized or returned to the Company.


The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                       March 31,      December 31,       March 31,
                                         1995             1994             1994
                                      ----------      -----------        ---------
                                     (unaudited)                        (unaudited)
                                                (in millions of dollars)
Cash and investments                   $   682          $   669          $   531
Subordinated interests in
 receivables                             1,747            1,475            1,932
Excess servicing                           121              135              195
Other restricted and securitized
 assets                                    258              269              284
  Less allowance for credit losses        (292)            (297)            (300)
                                       -------          -------          -------
Total retained interests in sold
 receivables and other related
 amounts - net                         $ 2,516          $ 2,251          $ 2,642
                                       =======          =======          =======

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - continued

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                       March 31,      December 31,       March 31,
                                         1995             1994             1994
                                      ----------      -----------        ---------
                                     (unaudited)                        (unaudited)
                                                (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                    $  257          $   213          $   211
 Retained interests in sold
  receivables and other
  related amounts                          292              297              300
 Equipment and vehicles leased               2                2                -
                                        ------          -------          -------

   Total                                $  551          $   512          $   511
                                        ======          =======          =======


Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

                                       March 31,      December 31,       March 31,
                                         1995             1994             1994
                                      ----------      -----------        ---------
                                     (unaudited)                        (unaudited)
                                                (in millions of dollars)
Automotive:
  Retail                               $12,411          $12,464          $12,205
  Wholesale and other                    6,791            5,416            5,379
Nonautomotive                              181              275              398
                                       -------          -------          -------
Total                                  $19,383          $18,155          $17,982
                                       =======          =======          =======


Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $7 million and $28 million for the three months ended March 31, 1995 and 1994, respectively. The provision for credit losses related to such sales amounted to $34 million and $31 million for the three months ended March 31, 1995 and 1994, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 - Debt

                        Weighted Average
                       Interest Rates at     March 31,    December 31,     March 31,
   Maturity              March 31, 1995        1995           1994           1994
   --------            -----------------     --------      ----------      --------
                                            (unaudited)                   (unaudited)
                                                    (in millions of dollars)
Short-term notes placed
primarily in the open
market:
  United States                               $ 3,556       $ 3,901       $ 2,598
  Canada                                          553           414           481
                                              -------       -------       -------
  Total short-term notes
   (primarily commercial
    paper)                       6.6%           4,109         4,315         3,079
                                              -------       -------       -------

Senior term debt:
  United States, due
    1994                                           -              -           615
    1995                         6.4%             573           574           574
    1996                         6.9%           1,602         1,602         1,092
    1997                         7.0%           1,418           653           485
    1998                         6.7%           1,242           943           735
    1999                         9.3%           1,316         1,227         1,200
 Thereafter                      7.3%           1,194           994           969
                                              -------       -------     ---------
    Total United States                         7,345         5,993         5,670
  Canada, due 1994-1999          9.1%             183            78            41
  Less unamortized discount                         2             2             3
                                              -------       -------       -------
    Total senior term debt                      7,526         6,069         5,708
                                              -------       -------       -------

Subordinated term debt -
United States
  Senior due 1995                8.3%              27            27            27
Mexico borrowings and other                       196           260           516
                                              -------       -------       -------
Total debt                                    $11,858       $10,671       $ 9,330
                                              =======       =======       =======


Credit Facilities

The Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in 1998. The Company's automotive receivable sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in 1995, and $1.0 billion expires in 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in 1995, and $.1 billion expires in 1998). As of March 31, 1995 no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

The Company has contractual debt maturities of $4.9 billion during the remainder of 1995 (including $4.1 billion of short-term notes), and $1.6 billion in 1996.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Sale of Nonautomotive Assets

During the first quarter of 1995, the Company sold Chrysler Systems Inc. A gain of $12 million was realized and included in the consolidated statement of net earnings under the caption "Investment and other income."


Note 5 - Accounting Changes


Impairment of a Loan

Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These standards require creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loss accrual. A significant portion of the Company's receivables consist of small-balance homogeneous loans which are collectively evaluated for impairment. These standards do not apply to these types of receivables.

The implementation of these standards did not have a material effect on the Company's results of operations or financial position.


Note 6 - Subsequent Event


On April 12, 1995, Tracinda Corporation ("Tracinda"), which owns approximately 10 percent of the outstanding common stock of Chrysler Corporation ("Chrysler"), sent Chrysler a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. Chrysler's Board of Directors stated that Chrysler is not for sale and that the letter received from Tracinda would be reviewed by Chrysler's Board of Directors and with Chrysler's financial and legal advisors.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's primary objective is to provide financing support for automotive dealers and retail customers of Chrysler's products.

The Company's receivables managed and total assets increased from year-end 1994 levels reflecting growth in automotive volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $34.9 billion at March 31, 1995, compared to $32.9 billion at December 31, 1994, and $29.8 billion at March 31, 1994. The increase in receivables managed reflects higher volumes of automotive receivables acquired, partially offset by continued liquidations of nonautomotive finance receivables.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $21.7 billion at March 31, 1995, compared to $20.1 billion at December 31, 1994, and $20.6 billion at March 31, 1994.

Total assets at March 31, 1995 were $17.7 billion, compared to $16.6 billion at December 31, 1994, and $15.2 billion a year ago. Total debt outstanding at March 31, 1995 was $11.9 billion, compared to $10.7 billion at December 31, 1994 and $9.3 billion a year ago. The Company's debt-to-equity ratio was 3.6 to 1 at March 31, 1995 compared to 3.3 to 1 at December 31, 1994, and 2.9 to 1 at March 31, 1994, reflecting increased use of term debt and commercial paper to fund the Company's asset growth.

The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions, totaled $551 million, $512 million, and $511 million at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.69 percent, 1.66 percent, and 1.77 percent at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. The increase in credit loss reserve levels from the comparable period a year ago is a result of higher levels of automotive financing.


Results of Operations

Earnings before taxes were $109 million for the three months ended March 31, 1995, which compares to $75 million for the first quarter of 1994. The increase in first quarter 1995 earnings before taxes resulted from higher levels of automotive financing and lower bank costs partially offset by continuing interest rate pressure on automotive consumer lending margins.

The Company's net earnings were $69 million for the three months ended March 31, 1995 compared to $47 million in the first quarter of 1994.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations (continued)

Automotive financing volume totaled $20.5 billion in the first quarter of 1995, compared to $17.1 billion in the first quarter of 1994. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three months ended March 31, 1995, and 1994 respectively, were as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                              1995          1994
                                                              ----          ----
United States Penetration:
   Retail                                                      30%           24%
   Wholesale                                                   72%           71%

Number of New Chrysler Vehicles Financed
 in the United States (in thousands):
   Retail                                                      159           137
   Wholesale                                                   427           423


Net margin totaled $170 million for the three months ended March 31, 1995, compared to $147 million for the first quarter of 1994. Automotive financing income totaled $342 million for the three months ended March 31, 1995 compared to $256 million in the first quarter of 1994 reflecting higher levels of automotive financing.

Interest income from the Company's nonautomotive financing operations declined to $41 million in the first quarter of 1995 from $76 million in the first quarter of 1994. These nonautomotive operations had finance receivables outstanding of $2.3 billion at March 31, 1995 compared with $2.7 billion at March 31, 1994. The decline in nonautomotive interest income and receivables outstanding is a result of the continued downsizing of the Company's nonautomotive portfolios.

Service fee income was $69 million for the three months ended March 31, 1995, compared to $61 million for the comparable period a year ago. The increase in service fee income is due to higher levels of sold receivables which the Company continues to service.

Investment and other income totaled $71 million for the three months ended March 31, 1995, compared to $58 million for the same period in 1994. The increase in investment and other income was primarily due to a $12 million gain on the sale of a nonautomotive entity.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations (continued)

A comparison of the borrowing costs is shown in the following table:

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                              1995          1994
                                                              ----          ----
                                                             (dollars in millions)
     Interest expense                                         $   213      $   185
     Average borrowings                                       $11,135      $ 8,844
     Average effective cost of borrowings                         7.9%         8.4%


The improvement in the average effective borrowing costs from March 31, 1994 to March 31, 1995 reflects lower bank facility costs and higher levels of commercial paper.

Operating expenses for the three months ended March 31, 1995 totaled $95 million, compared to $118 million for the comparable period of 1994. The decline in operating expenses from the first quarter of 1995 to the first quarter of 1994 reflects the downsizing of nonautomotive operations.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, was $52 million for the three months ended March 31, 1995 compared with $30 million for the three months ended March 31, 1994. Net credit losses to average receivables outstanding was .60% and .38% for the three months ended March 31, 1995 and 1994, respectively.

The Company paid $63 million in dividends to Chrysler in the first quarter of 1995. There were no dividends paid to Chrysler in the first quarter of 1994.

The Company's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial") had total assets of $289 million and $544 million at March 31, 1995 and 1994, respectively. The economic uncertainty in Mexico following the devaluation of the peso in 1994 may have a negative impact on Chrysler Comercial's retail and wholesale lending activities. The Company is unable to determine the impact, if any, on its results of operations or financial position at this time.

Liquidity and Capital Resources

At March 31, 1995, the Company's credit facilities consist of $4.6 billion of U.S. and $.6 billion of Canadian credit facilities which expire in May 1998. The Company's automotive receivables sale agreements consist of a $1.5 billion U.S. agreement (of which $.5 billion expires in May 1995, and $1.0 billion expires in May 1998) and a $.2 billion Canadian agreement (of which $.1 billion expires in May 1995, and $.1 billion expires in May 1998). As of March 31, 1995, no amounts were outstanding under the Company's revolving credit or receivable sale agreements.

During the first quarter of 1995, the Company began the process of negotiating new global revolving credit facilities to replace its U.S. and Canadian revolving credit facilities and receivable sale agreements.

Receivable sales continued to be a significant source of funding in the first quarter of 1995 as the Company realized $1.1 billion of net proceeds from the sale of

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources (continued)

automotive retail receivables, compared to $1.7 billion of net proceeds in the first quarter of 1994. In addition, revolving wholesale receivable sale arrangements provided funding which aggregated $5.8 billion and $4.6 billion at March 31, 1995 and 1994, respectively.

At March 31, 1995, the Company had contractual debt maturities of $4.9 billion during the remainder of 1995 (including $4.1 billion of short-term notes), $1.6 billion in 1996.

The Company believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.


Subsequent Event

On April 12, 1995, Tracinda Corporation ("Tracinda"), which owns approximately 10 percent of the outstanding common stock of Chrysler Corporation ("Chrysler"), sent Chrysler a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. Chrysler's Board of Directors stated that Chrysler is not for sale and that the letter received from Tracinda would be reviewed by Chrysler's Board of Directors and with Chrysler's financial and legal advisors.


New Accounting Standards

Effective January 1, 1995 the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The implementation of these standards did not have a material effect on the Company's results of operations or financial position.


Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

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

   10-W Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-X Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-Y Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-Z Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-AA Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-1. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

   10-BB Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-CC Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-DD Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-EE Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-FF Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-GG Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-HH Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-II Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-JJ Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-KK Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-LL Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-MM Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-NN Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-OO Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

   10-PP Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as
            Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-QQ Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-RR Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-SS Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-TT Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-UU Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-VV Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-WW Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-XX Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-YY Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-ZZ Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-AAA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-BBB Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-CCC Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-DDD Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-EEE Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-FFF Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-GGG Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990- A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-HHH Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-III Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-JJJ Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-KKK Copy of Pooling and Servicing Agreement, dated as of May 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-LLL Copy of Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 2 to the CARCO Auto Loan Master Trust Registration Statement on Form 8-A, and incorporated herein by reference.

   10-MMM Copy of Pooling and Servicing Agreement, dated as of September 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-NNN Copy of Standard Terms and Conditions of Agreement, dated as of September 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-OOO Copy of Purchase Agreement, dated as of September 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-PPP Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-QQQ Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-RRR Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-SSS Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-TTT Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-UUU Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-VVV Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-WWW Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-XXX Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
            Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-YYY Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-ZZZ Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-AAAA Copy of First Amendment, dated as of November 8, 1991, to the Series 1991- 3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-BBBB  Copy of Indenture, dated as of March 1, 1992, between
            Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992- 2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-CCCC  Copy of a 6-3/8% Asset Backed Note with respect to Premier
            Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-DDDD  Copy of Trust Agreement, dated as of March 1, 1992, between
            U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-EEEE  Copy of Indenture, dated as of May 1, 1992, between Premier
            Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-FFFF  Copy of a 5.90% Asset Backed Note with respect to Premier
            Auto Trust 1992- 3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-GGGG Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-HHHH Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial
            Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-IIII  Copy of Indenture, dated as of July 1, 1992, between Premier
            Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992- 4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-JJJJ  Copy of 5.05% Asset Backed Note with respect to Premier Auto
            Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-KKKK  Copy of Trust Agreement, dated as of July 1, 1992, between
            Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-LLLL Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-MMMM  Copy of Indenture, dated as of September 1, 1992, between
            Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-NNNN  Copy of a 4.55% Asset Backed Note with respect to Premier
            Auto Trust 1992- 5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-OOOO Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-PPPP  Copy of Series 1992-2 Supplement to the Pooling and
            Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

   10-QQQQ Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

   10-RRRR Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

   10-SSSS Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-TTTT Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-UUUU Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-VVVV  Copy of Sale and Servicing Agreement, dated as of November
            1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-WWWW  Copy of Trust Agreement, dated as of November 1, 1992, among
            ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-XXXX  Copy of Sale and Servicing Agreement, dated as of January 1,
            1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
            Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-YYYY  Copy of Trust Agreement, dated as of January 1, 1993, among
            ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-ZZZZ  Copy of Receivables Purchase Agreement, dated as of November
            25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
            Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-AAAAA Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-BBBBB Copy of Master Lease Agreement, dated as of January 25,
            1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
            Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-CCCCC Copy of Amended and Restated Trust Agreement, dated as of
            August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-DDDDD Copy of Indenture, dated as of August 1, 1993, between
            Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   10-EEEEE Copy of Amended and Restated Trust Agreement, dated as of
            August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-FFFFF Copy of Indenture, dated as of August 1, 1994, between
            Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-GGGGG Copy of Receivables Purchase Agreement, dated as of February
            28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation.

   10-HHHHH Copy of Series 1994-1 Supplement, dated as of September 30,
            1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

   10-IIIII Copy of Series 1994-2 Supplement, dated as of October 31,
            1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

   10-JJJJJ Copy of Series 1994-3 Supplement, dated as of November 30,
            1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

   10-KKKKK Copy of Series 1995-1 Supplement, dated as of December 31,
            1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------           --------------------------------------------

   12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

   12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

   15-A     Letter regarding unaudited interim financial information.

   15-B     Independent Accountants' Letter in lieu of Consent.

   27       Financial Data Schedule.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K           - CONTINUED
- -------           --------------------------------          ------------

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

(b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1995.


   Date of Report                 Date Filed              Item Reported

   January 17, 1995             January 17, 1994                5
   January 17, 1995             January 24, 1995                5


   Financial Statements Filed

   Copy of the audited financial statements for Chrysler Financial Corporation and subsidiaries for the quarter ended March 31, 1995, and the related Independent Accountant's Report.

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




                                          Chrysler Financial Corporation
                                          ------------------------------
                                                    (Registrant)




Date:  April 13, 1995                   By:  /s/ T. P. Dykstra
                                             -----------------------------
                                             T. P. Dykstra
                                             Vice President & Controller
                                             Principal Accounting Officer

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

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-W Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-X Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-Y Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-Z Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-AA Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-1. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

   10-BB Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-CC Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-DD Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-EE Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-FF Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-GG Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-HH Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-II Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-JJ Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-KK Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-LL Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-MM Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-NN Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-OO Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

   10-PP Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as
            Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-QQ Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-RR Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-SS Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler
            Financial Corporation and Chemical Bank Delaware, as Owner
            Trustee, with respect to Premier Auto Trust 1994-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-TT Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-UU Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-VV Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-WW Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-XX Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-YY Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-ZZ Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-AAA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-BBB Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-CCC Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-DDD Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-EEE Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-FFF Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-GGG Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990- A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-HHH Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-III Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-JJJ Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-KKK Copy of Pooling and Servicing Agreement, dated as of May 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-1 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-LLL Copy of Pooling and Servicing Agreement, dated as of May 31, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 2 to the CARCO Auto Loan Master Trust Registration Statement on Form 8-A, and incorporated herein by reference.

   10-MMM Copy of Pooling and Servicing Agreement, dated as of September 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-2 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-NNN Copy of Standard Terms and Conditions of Agreement, dated as of September 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-OOO Copy of Purchase Agreement, dated as of September 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Select Auto Receivables Trust 1991-3 for the quarter ended September 30, 1991, and incorporated herein by reference.

   10-PPP Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-QQQ Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-RRR Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-SSS Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-TTT Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-UUU Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-VVV Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-WWW Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-XXX Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
            Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-YYY Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.


   10-ZZZ Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-AAAA Copy of First Amendment, dated as of November 8, 1991, to the Series 1991- 3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-BBBB Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992- 2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-CCCC Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-DDDD Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-EEEE Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-FFFF Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992- 3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-GGGG Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-HHHH Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-IIII  Copy of Indenture, dated as of July 1, 1992, between Premier
            Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992- 4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-JJJJ  Copy of 5.05% Asset Backed Note with respect to Premier Auto
            Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-KKKK  Copy of Trust Agreement, dated as of July 1, 1992, between
            Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-LLLL Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-MMMM  Copy of Indenture, dated as of September 1, 1992, between
            Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-NNNN Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992- 5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-OOOO Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
            Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-PPPP Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

   10-QQQQ Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

   10-RRRR Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

   10-SSSS Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-TTTT Copy of First Amendment dated as of August 24, 1992 to the Series 1991-1 Supplement dated as of May 31, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-M to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-UUUU Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-VVVV Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
            Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-WWWW Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-XXXX  Copy of Sale and Servicing Agreement, dated as of January 1,
            1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
            Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-YYYY Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-ZZZZ Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
            Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-AAAAA Copy of Purchase Agreement, dated as of January 25, 1993, among
            Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-BBBBB Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
            Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-CCCCC Copy of Amended and Restated Trust Agreement, dated as of August
            1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-DDDDD Copy of Indenture, dated as of August 1, 1993, between Premier
            Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-EEEEE Copy of Amended and Restated Trust Agreement, dated as of August
            1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-FFFFF Copy of Indenture, dated as of August 1, 1994, between Premier
            Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-GGGGG Copy of Receivables Purchase Agreement, dated as of February 28,
            1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation.

   10-HHHHH Copy of Series 1994-1 Supplement, dated as of September 30,
            1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

   10-IIIII Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

Exhibit No.

   10-JJJJJ Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

   10-KKKKK Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

   12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

   12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

   15-A     Letter regarding unaudited interim financial information.

   15-B     Independent Accountants' Letter in lieu of Consent.

   27       Financial Data Schedule.