Form 10-Q
period 1995-06-30
CHRYSLER FINANCIAL CORP
filed 1995-07-18
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended        June 30, 1995
                               ----------------------------
                                      OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number        1-5966
                       --------------------


                        Chrysler Financial Corporation
- -----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


       State of Michigan                               38-0961430
- -----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


27777 Franklin Road, Southfield, Michigan              48034-8286
- -----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (810) 948-3060
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of June 30, 1995.

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

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET EARNINGS
(in millions of dollars)
                                   Three Months Ended             Six Months Ended
                                        June 30,                       June 30,
                                   -------------------           -----------------
                                     1995       1994               1995      1994
                                   --------   --------           --------   ------
                                       (unaudited)                  (unaudited)
Finance Revenue:
  Automotive financing:
    Retail                           $200      $131               $365       $269
    Wholesale and other               179       125                356        243
  Nonautomotive financing              39        70                 80        146
                                     ----      ----               ----       ----
    Total finance revenue             418       326                801        658

Interest expense                      247       193                460        378
                                     ----      ----               ----       ----
    Net margin                        171       133                341        280

Other revenues:
  Servicing fee income                 66        60                135        121
  Insurance premiums earned            34        34                 71         68
  Investment and other income
    (Note 4)                          110        54                181        112
                                     ----      ----               ----       ----
    Net margin and other revenues     381       281                728        581
                                     ----      ----               ----       ----

Costs and expenses:
  Operating expenses                   97       116                192        230
  Provision for credit losses         100        40                188         91
  Insurance losses and adjustment
    expenses                           31        27                 59         53
  Depreciation and other expenses      26        29                 53         63
                                     ----      ----               ----       ----
    Total costs and expenses          254       212                492        437
                                     ----      ----               ----       ----

Earnings before income taxes          127        69                236        144

Provision for income taxes             41        25                 81         53
                                     ----      ----               ----       ----

NET EARNINGS                         $ 86      $ 44               $155       $ 91
                                     ====      ====               ====       ====


CONSOLIDATED STATEMENT OF                                       Six Months Ended
SHAREHOLDER'S INVESTMENT                                            June 30,
                                                             ---------------------
(in millions of dollars)                                       1995          1994
                                                             -------        ------
                                                                   (unaudited)

Balance at beginning of period                               $  3,273     $  3,131
Net earnings                                                      155           91
Common stock dividends                                           (142)          --
Net unrealized holding gains (losses) on securities                15           (7)
                                                             --------     --------

BALANCE AT END OF PERIOD                                     $  3,301     $  3,215
                                                             ========     ========

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions of dollars)

                                            June 30,     December 31,    June 30,
 ASSETS:                                      1995          1994           1994
                                            --------     ----------      --------
                                          (unaudited)                  (unaudited)
Finance receivables-net (Note 1)            $ 12,324      $ 12,423      $ 10,862
Retained interests in sold
  receivables and other related
  amounts - net (Note 1)                       2,774         2,251         2,517
                                            --------      --------      --------
Total finance receivables and
  retained interests - net                    15,098        14,674        13,379

Cash and cash equivalents                        231           174           180
Marketable securities                            757           583           339
Dealership properties leased - net               395           407           411
Equipment and vehicles leased - net              321           234           176
Repossessed collateral                           163           162           254
Amounts due from affiliated
  companies                                       --            66             5
Other assets                                     302           348           428
                                            --------      --------      --------

TOTAL ASSETS                                $ 17,267      $ 16,648      $ 15,172
                                            ========      ========      ========


LIABILITIES:

Debt (Note 3)                               $ 11,306      $ 10,671      $  9,384
Accounts payable, accrued
  expenses and other                           1,125         1,155         1,047
Amounts due to affiliated companies               39            --            --
Deferred income taxes                          1,496         1,549         1,526
                                            --------      --------      --------
    Total Liabilities                         13,966        13,375        11,957
                                            --------      --------      --------

SHAREHOLDER'S INVESTMENT                       3,301         3,273         3,215
                                            --------      --------      --------

TOTAL LIABILITIES AND
  SHAREHOLDER'S INVESTMENT                  $ 17,267      $ 16,648      $ 15,172
                                            ========      ========      ========

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of dollars)
                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                1995          1994
                                                             ----------    ---------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                               $     155     $      91
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Net gains from receivable sales                                (38)          (41)
    Provision for credit losses                                    188            91
    Depreciation and amortization and
     write-off of intangibles                                       38            40
    Change in deferred income taxes and income
     taxes payable                                                 (61)           12
    Change in amounts due affiliates                               105            29
    Change in accounts payable, accrued
     expenses and other assets                                     (99)          (56)
                                                             ---------     ---------

  Net cash provided by operating activities                        288           166
                                                             ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of finance receivables                          (38,025)      (32,746)
  Collections of finance receivables                            16,345        12,343
  Proceeds from sales of receivables                            20,916        19,335
  Purchases of equipment and vehicles leased                      (151)          (72)
  Dispositions of equipment and vehicles
   leased                                                           44            46
  Purchases of marketable securities                            (1,084)         (786)
  Sales and maturities of marketable securities                    932           784
  Other                                                            299           (96)
                                                             ---------     ---------

  Net cash used in investing activities                           (724)       (1,192)
                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Change in short-term notes and affiliated borrowings            (920)          323
  Proceeds from issuance of term debt                            1,834           937
  Repayment of term debt                                          (181)         (426)
  Dividends paid                                                  (142)           --
  Other                                                            (98)          107
                                                             ---------     ---------

  Net cash provided by financing activities                        493           941
                                                             ---------     ---------

Change in cash and cash equivalents                                 57           (85)
Cash and cash equivalents at beginning of period                   174           265
                                                             ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     231     $     180
                                                             =========     =========

Prior periods reclassified to conform to current classifications.

See Notes to Consolidated Financial Statements.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCE RECEIVABLES AND RETAINED INTERESTS

Outstanding balances of "Finance receivables - net" were as follows:

                                             June 30,      December 31,       June 30,
                                               1995            1994             1994
                                             --------      -----------        --------
                                           (unaudited)                       (unaudited)
                                                    (in millions of dollars)

Automotive:
  Retail                                  $    6,617       $    4,850       $    4,536
  Wholesale and other                          3,304            3,113            2,294
  Retained senior interests in
   sold wholesale receivables*                   366            2,173            1,532
                                          ----------       ----------       ----------
   Total automotive                           10,287           10,136            8,362
                                          ----------       ----------       ----------

Nonautomotive
  Leveraged leases                             1,564            1,545            1,552
  Commercial                                     765              955            1,145
                                          ----------       ----------       ----------
   Total nonautomotive                         2,329            2,500            2,697
                                          ----------       ----------       ----------

Total finance receivables                     12,616           12,636           11,059
  Less allowance for credit losses              (292)            (213)            (197)
                                          ----------       ----------       ----------
Total finance receivables - net           $   12,324       $   12,423       $   10,862
                                          ==========       ==========       ==========

* Represents receivables held in trust eligible to be securitized or returned to the company.

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":


                                       June 30,   December 31,   June 30,
                                         1995         1994         1994
                                       --------   ------------   --------
                                      (unaudited)              (unaudited)
                                            (in millions of dollars)

Cash and investments                    $   752     $   669     $   636
Subordinated interests in
 receivables                              1,955       1,475       1,704
Excess servicing                            129         135         187
Other restricted and securitized
 assets                                     247         269         300
  Less allowance for credit losses         (309)       (297)       (310)
                                        -------     -------     -------
Total retained interests in sold
 receivables and other related
 amounts - net                          $ 2,774     $ 2,251     $ 2,517
                                        =======     =======     =======

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                       June 30,      December 31,        June 30,
                                         1995            1994              1994
                                       --------      ------------        --------
                                      (unaudited)                      (unaudited)
                                                  (in millions of dollars)

Allowance for losses deducted from:
 Finance receivables                  $    292        $    213         $    197
 Retained interests in sold
  receivables and other
  related amounts                          309             297              310
 Equipment and vehicles leased               3               2                1
                                      --------        --------         --------
   Total                              $    604        $    512         $    508
                                      ========        ========         ========



NOTE 2 - SALES OF RECEIVABLES


The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:


                                       June 30,     December 31,        June 30,
                                         1995           1994              1994
                                       --------     ------------        --------
                                      (unaudited)                      (unaudited)
                                                 (in millions of dollars)

Automotive:
  Retail                              $ 12,842        $ 12,464         $ 12,286
  Wholesale and other                    7,766           5,416            5,066
Nonautomotive                              160             275              359
                                      --------        --------         --------
Total                                 $ 20,768        $ 18,155         $ 17,711
                                      ========        ========         ========



Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $38 million and $41 million for the six months ended June 30, 1995 and 1994, respectively. The provision for credit losses related to such sales amounted to $87 million and $63 million for the six months ended June 30, 1995 and 1994, respectively.

During June, 1995, the Company entered into a commitment to sell $1.5 billion of retail receivables.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3 - DEBT

                       Weighted Average
                      Interest Rates at     June 30,      December 31,    June 30,
Maturity                 June 30, 1995        1995           1994           1994
- --------              -----------------     --------      ----------      -------
                                          (unaudited)                   (unaudited)
                                                     (in millions of dollars)
Short-term notes placed
  primarily in the open
  market:
  United States                             $  2,824      $  3,901      $  2,524
  Canada                                         571           414           579
                                            --------      --------      --------
  Total short-term notes
   (primarily commercial
   paper)                       6.4%           3,395         4,315         3,103
                                            --------      --------      --------

Senior term debt:
  United States, due
   1994                                            -             -           440
   1995                         5.5%             783           574           574
   1996                         6.8%           1,602         1,602         1,094
   1997                         6.9%           1,614           653           571
   1998                         6.7%           1,349           943           812
   1999                         9.3%           1,331         1,227         1,203
 Thereafter                     8.2%             826           994           969
                                            --------      --------      --------
   Total United States                         7,505         5,993         5,663
  Canada, due 1994-1999         8.9%             219            78            39
  Less unamortized discount                        2             2             2
                                            --------      --------      --------
   Total senior term debt                      7,722         6,069         5,700
                                            --------      --------      --------

Subordinated term debt:
United States
  Senior due 1995               8.3%              27            27            27
Mexico borrowings and other                      162           260           554
                                            --------      --------      --------
Total debt                                  $ 11,306      $ 10,671      $  9,384
                                            ========      ========      ========

CREDIT FACILITIES

During the second quarter of 1995, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May, 1996 and a $5.6 billion facility expiring in May, 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of June 30, 1995, no amounts were outstanding under these facilities.

The Company has contractual debt maturities of $4.4 billion during the remainder of 1995 (including $3.4 billion of short-term notes), and $1.6 billion in 1996.

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

NOTE 6 - TRACINDA CORPORATION TENDER OFFER

On April 12, 1995, Tracinda Corporation ("Tracinda"), which owned approximately 10 percent of the outstanding common stock of Chrysler Corporation ("Chrysler"), sent Chrysler a letter proposing to acquire the remaining 90 percent of Chrysler's common stock at $55 per share. After a thorough and careful review, Chrysler's Board of Directors unanimously rejected the leveraged buy-out proposal. Tracinda formally withdrew its $55 per share offer on May 31, 1995. On June 27, 1995, Tracinda commenced a cash tender offer for up to 14 million shares of Chrysler common stock, at a price of $50 per share. Due to the small percentage of shares sought by Tracinda, Chrysler's Board of Directors has determined not to take a position with respect to the tender offer.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's primary objective is to provide financing support for automotive dealers and retail customers of Chrysler's products.

The Company's receivables managed and total assets increased from year-end 1994 levels reflecting growth in automotive volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $36.7 billion at June 30, 1995, compared to $32.7 billion at December 31, 1994, and $30.1 billion at June 30, 1994. The increase in receivables managed reflects higher levels of automotive financing.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $24.0 billion at June 30, 1995, compared to $20.1 billion at December 31, 1994, and $19.1 billion at June 30, 1994.

Total assets at June 30, 1995 were $17.3 billion, compared to $16.6 billion at December 31, 1994, and $15.2 billion a year ago. Total debt outstanding at June 30, 1995 was $11.3 billion, compared to $10.7 billion at December 31, 1994 and $9.4 billion a year ago. The Company's debt-to-equity ratio was 3.4 to 1 at June 30, 1995 compared to 3.3 to 1 at December 31, 1994, and 2.9 to 1 at June 30, 1994, reflecting increased use of term debt and commercial paper to fund the Company's asset growth.

The Company's total allowance for credit losses on finance receivables, including receivables sold subject to limited recourse provisions, totaled $601 million, $510 million, and $507 million at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.80 percent,
1.66 percent, and 1.76 percent at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. The increase in credit loss reserve levels from the comparable period a year ago is a result of higher levels of retail automotive financing.


RESULTS OF OPERATIONS

Earnings before taxes were $127 million and $236 million for the three and six months ended June 30, 1995, which compares to $69 million and $144 million for the comparable periods of 1994. The increase in earnings before taxes for the six months ended June 30, 1995 resulted from higher levels of automotive financing and lower bank costs.

The Company's net earnings were $86 million and $155 million for the three and six months ended June 30, 1995 compared to $44 million and $91 million in the comparable periods of 1994.

Automotive financing volume totaled $21.4 billion and $41.9 billion for the three and six months ended June 30, 1995, compared with $17.9 billion and $35.0 billion in the comparable periods of 1994. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and six months ended June 30, 1995, and 1994 respectively, were as follows:

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                        ------------------      -----------------
                                          1995      1994          1995      1994
                                        --------  --------      --------   ------

United States Penetration:
  Retail                                 28%         24%         29%         24%
  Wholesale                              78%         75%         75%         73%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands of units):
  Retail                                 171         149         329         286
  Wholesale                              401         421         828         844


Net margin totaled $171 million and $341 million for the three and six months ended June 30, 1995, compared to $133 million and $280 million for the comparable periods of 1994. Automotive financing revenue totaled $379 million and $721 million for the three and six months ended June 30, 1995 compared to $256 million and $512 million in the comparable periods of 1994.

Finance revenue from the Company's nonautomotive financing operations declined to $39 million and $80 million for the three and six months ending June 30, 1995. This represents a decline of 44 percent and 45 percent, respectively, for the comparable periods of 1994. These nonautomotive operations had finance receivables outstanding of $2.3 billion at June 30, 1995 compared with $2.7 billion at June 30, 1994. The decline in nonautomotive finance revenue and receivables outstanding is a result of the continued downsizing of the Company's nonautomotive portfolios.

Service fee income totaled $66 million and $135 million for the three and six months ended June 30, 1995, an increase of $6 million, and $14 million from the same periods a year ago. The increase in service fee income is due to higher levels of sold receivables which the Company continues to service.

Investment and other income totaled $110 million and $181 million for the three and six months ended June 30, 1995 compared to $54 million and $112 million in the comparable periods ended June 30, 1994. The change in investment and other income was primarily due to an increase in income earned on cash equivalents and marketable securities and a $12 million gain from the sale of a consolidated subsidiary during the first quarter of 1995.

A comparison of borrowing costs is shown in the following table:

                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                      ------------------        -----------------
                                        1995      1994            1995       1994
                                      --------  --------        --------   ------
                                                   (dollars in millions)

   Interest expense                   $    247   $    193      $    460  $    378
   Average borrowings                 $ 11,632   $  9,268      $ 11,385  $  9,057
   Average effective cost
    of borrowings                          8.3%       8.4%          8.1%      8.4%

Operating expenses totaled $97 million and $192 million for the three and six months ended June 30, 1995, compared to $116 million and $230 million for the comparable periods of 1994. The decline in operating expenses reflects the downsizing of nonautomotive operations.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first six months of 1995 and 1994 was as follows:

                                                               Net Credit Losses
                                                              ------------------
                                                                1995      1994
                                                              --------  --------
                                                           (in millions of dollars)
Automotive financing                                          $     82  $     45
Nonautomotive financing                                             19        19
                                                              --------  --------
  Total                                                       $    101  $     64
                                                              ========  ========


                                                              Net Credit Losses to
                                                              Average Receivables
                                                                   Outstanding
                                                              --------------------
                                                                1995        1994
                                                              -------     --------
Automotive financing                                           0.51%       0.33%
Nonautomotive financing                                        1.13%       0.96%
  Total                                                        0.57%       0.41%


The recent increase in net credit losses to average receivables outstanding is primarily related to retail automotive financing.

The Company paid $142 million in dividends to Chrysler for the six months ended June 30, 1995. There were no dividends paid to Chrysler for the six months ended June 30, 1994.

The Company's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial") had total assets of $278 million and $564 million at June 30, 1995 and 1994, respectively. The economic uncertainty in Mexico following the devaluation of the peso in 1994 has had a negative impact on Chrysler Comercial's retail and wholesale lending activities. The Company has strengthened its reserves for Mexican credit losses which it believes are adequate to cover expected losses at this time.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1995, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May, 1996 and a $5.6 billion facility expiring in May, 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of June 30, 1995, no amounts were outstanding under these facilities.

Receivable sales continued to be a significant source of funding in the first six months of 1995 as the Company realized $3.2 billion of net proceeds from the sale of automotive retail receivables, compared to $3.5 billion of net proceeds in the same period of 1994. In addition, securitization of wholesale receivables provided funding which aggregated $7.3 billion and $4.5 billion at June 30, 1995 and 1994, respectively.

At June 30, 1995, the Company had contractual debt maturities of $4.4 billion during the remainder of 1995 (including $3.4 billion of short-term notes), $1.6 billion in 1996, and $1.7 billion in 1997.

The Company believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable tangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. The Company will adopt this accounting standard on or before January 1, 1996, as required.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" by requiring that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company does not expect the adoption of this accounting standard to have a material effect on its consolidated operating results or financial position. The Company will adopt this accounting standard on or before January 1, 1996, as required.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three and six month periods ended June 30, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included in Exhibit 15-A.

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

  10-G Copy of Short Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-H Copy of Long Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

  10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent.

  10-J Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-K Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-L Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-M Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

  10-N Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-1. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

  10-O Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-P Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-Q Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-R Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-S Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-T Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-U Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-V Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-W Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-X Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-Y Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-Z Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-AA Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

  10-BB Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration
           Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

  10-CC Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-DD Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-EE Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-FF Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-GG Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-HH Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-II Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-JJ Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-KK Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-LL Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-MM Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-NN Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-OO Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-PP Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-QQ Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-RR Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-SS Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-TT Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-UU Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

  10-VV Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on
           Form 8-A, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-WW Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-XX Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-YY Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-ZZ Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

  10-AAA Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-BBB Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-CCC Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10-DDD Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-EEE Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-FFF Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
           Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-GGG Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-HHH Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-III Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-JJJ Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-KKK Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

  10-LLL Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-MMM Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-NNN Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-OOO Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

  10-PPP Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-QQQ Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-RRR Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-SSS Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-TTT Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-UUU Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-VVV Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-WWW Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
           Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-XXX Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

  10-YYY Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-ZZZ Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-AAAA Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-BBBB Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

  10-CCCC Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
           Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-DDDD Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-EEEE Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
           Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-FFFF Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-GGGG Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-HHHH Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-IIII Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10-JJJJ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-KKKK Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-LLLL Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-MMMM Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-NNNN Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

  10-OOOO Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

  10-PPPP Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

  10-QQQQ Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

  10-RRRR Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
- -------          --------------------------------------------

  10-SSSS Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995,and incorporated herein by reference.

  10-TTTT Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-UUUU Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit
           4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-VVVV Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

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

(b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1995.


  Date of Report                 Date Filed              Item Reported
  --------------                 ----------              -------------
   May 5, 1995                   May 9, 1995                   5


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








                                              Chrysler Financial Corporation
                                              ------------------------------
                                                       (Registrant)








Date:  July 18, 1995                      By:  /s/T. F. Gilman
                                               -----------------------------
                                               T. F. Gilman
                                               Vice President and Controller
                                               Principal Accounting Officer

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

   10-G Copy of Short Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

   10-H Copy of Long Term Revolving Credit Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

   10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent.

   10-J Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-K Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-L Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-M Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

   10-N Copy of Series 1993-1 Supplement, dated as of February 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-1. Filed as Exhibit 3 to the Trust's Registration Statement on Form 8-A dated March 15, 1993, and incorporated herein by reference.

   10-O Copy of Receivables Purchase Agreement, made as of April 7, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Association Assets Acquisition Inc., with respect to CARS 1993-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-P Copy of Receivables Purchase Agreement, made as of June 29, 1993, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc., with respect to CARS 1993-2. Filed as Exhibit 10-PPPP to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-Q Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-R Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-S Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd., and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-T Copy of Asset Purchase Agreement, dated as of July 31, 1993, between Chrysler Rail Transportation Corporation and General Electric Railcar Leasing Services Corporation. Filed as Exhibit 10-WWWW to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-U Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-V Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-W Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-X Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-Y Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-Z Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 1O-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-AA Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

   10-BB Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-CC Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-DD Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

   10-EE Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-FF Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-GG Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

   10-HH Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-II Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-JJ Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-KK Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-LL Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

   10-MM Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-NN Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-OO Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-PP Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-QQ Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

   10-RR Copy of Pooling and Servicing Agreement, dated as of August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-HHH to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-SS Copy of Amendment, dated as of September 23, 1991, to the Pooling and Servicing Agreement, dated August 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-NN to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-TT Copy of Receivables Purchase Agreement, dated as of August 16, 1990, between Chrysler Auto Receivables Company, as Buyer, and Chrysler Credit Corporation, as Seller, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-III to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-UU Copy of Receivables Sales Agreement, dated as of August 16, 1990, between Chrysler Financial Corporation and Chrysler Credit Corporation, with respect to CARCO DEALRs Wholesale Trust 1990-A. Filed as Exhibit 10-JJJ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

   10-VV Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

   10-WW Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-XX Copy of Pooling and Servicing Agreement, dated as of November 1, 1991, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-YY Copy of Standard Terms and Conditions of Agreement, dated as of November 1, 1991, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-ZZ Copy of Purchase Agreement, dated as of November 1, 1991, between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to Select Auto Receivables Trust 1991-5. Filed as Exhibit 4-C to the Annual Report on Form 10-K of Select Auto Receivables Trust 1991-5 for the year ended December 31, 1991, and incorporated herein by reference.

   10-AAA Copy of Pooling and Servicing Agreement, dated as of December 1, 1991, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-15 Grantor Trust. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-BBB Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and LaSalle National Bank, as Trustee, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-CCC Copy of Standard Terms and Conditions of Agreement, dated as of January 1, 1992, between Chrysler Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-RRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-DDD Copy of Purchase Agreement, dated as of January 1, 1992 between Chrysler Financial Corporation and Chrysler Auto Receivables Company with respect to CFC-16 Grantor Trust. Filed as Exhibit 10-SSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   10-EEE Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-FFF Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as
           Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-GGG Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-HHH Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-III Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-JJJ Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-KKK Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-LLL Copy of Trust Agreement, dated as of March 1, 1992, between U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

   10-MMM Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-NNN Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

   10-OOO Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-PPP Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-QQQ Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-RRR Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-SSS Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-TTT Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-UUU Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-VVV Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-WWW Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
           Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-XXX Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-YYY Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-ZZZ Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-AAAA Copy of Servicing Agreement, dated as of October 20, 1992, between
           Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

   10-BBBB Copy of Second Amendment dated as of August 24, 1992 to the Series
           1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

   10-CCCC Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
           Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-DDDD Copy of Trust Agreement, dated as of November 1, 1992, among ML
           Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-EEEE Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
           Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-FFFF Copy of Trust Agreement, dated as of January 1, 1993, among ML
           Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-GGGG Copy of Receivables Purchase Agreement, dated as of November 25,
           1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-HHHH Copy of Purchase Agreement, dated as of January 25, 1993, among
           Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-IIII Copy of Master Lease Agreement, dated as of January 25, 1993, among
           Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

   10-JJJJ Copy of Amended and Restated Trust Agreement, dated as of August 1,
           1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-KKKK Copy of Indenture, dated as of August 1, 1993, between Premier Auto
           Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

   10-LLLL Copy of Amended and Restated Trust Agreement, dated as of August 1,
           1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-MMMM Copy of Indenture, dated as of August 1, 1994, between Premier Auto
           Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-NNNN Copy of Receivables Purchase Agreement, dated as of February 28,
           1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.


   10-OOOO Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

   10-PPPP Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

   10-QQQQ Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

   10-RRRR Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

   10-SSSS Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995,and incorporated herein by reference.

   10-TTTT Copy of Amended and Restated Trust Agreement, dated as of February
           1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

               CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX

EXHIBIT NO.

   10-UUUU Copy of Indenture, dated as of February 1, 1995, between Premier
           Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-VVVV Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

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