Form 10-Q
period 1995-09-30
CHRYSLER FINANCIAL CORP
filed 1995-10-11
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      September 30, 1995
                               ----------------------------

                                      OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number        1-5966
                       ---------------------

                        Chrysler Financial Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               State of Michigan                               38-0961430
------------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)


         27777 Franklin Road, Southfield, Michigan                48034-8286
------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (810) 948-3060
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

The registrant had 250,000 shares of common stock outstanding as of September 30, 1995.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The interim financial data of Chrysler Financial Corporation and its consolidated subsidiaries (the "Company") presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K Report").

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Net Earnings
(in millions of dollars)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -----------------
                                          1995      1994     1995      1994
                                        --------  --------  --------  -------
                                           (unaudited)         (unaudited)
Finance Revenue:
 Automotive financing:
  Retail                                 $  223    $  141    $  588    $  410
  Wholesale and other                       118       121       474       364
 Nonautomotive financing                     40        70       120       216
                                         ------    ------    ------    ------
  Total finance revenue                     381       332     1,182       990

Interest expense                            221       178       681       556
                                         ------    ------    ------    ------
  Net margin                                160       154       501       434

Other revenues:
 Servicing fee income                        68        63       203       184
 Insurance premiums earned                   36        34       107       102
 Investment and other income (Note 4)       101        67       282       179
                                         ------    ------    ------    ------
  Net margin and other revenues             365       318     1,093       899
                                         ------    ------    ------    ------

Costs and expenses:
 Operating expenses                          96       108       288       338
 Provision for credit losses                 68        71       256       162
 Insurance losses and adjustment
  expenses                                   28        28        87        81
 Depreciation and other expenses             35        29        88        92
                                         ------    ------    ------    ------
   Total costs and expenses                 227       236       719       673
                                         ------    ------    ------    ------

Earnings before income taxes                138        82       374       226

Provision for income taxes                   51        32       132        85
                                         ------    ------    ------    ------

Net Earnings                             $   87    $   50    $  242    $  141
                                         ======    ======    ======    ======

Consolidated Statement of                               Nine Months Ended
Shareholder's Investment                                   September 30,
(in millions of dollars)                               --------------------
                                                         1995        1994
                                                       -------     --------
                                                            (unaudited)

Balance at beginning of period                         $ 3,273     $ 3,131
Net earnings                                               242         141
Common stock dividends                                    (229)        (16)
Net unrealized holding gains (losses) on securities         17          (8)
                                                       -------     -------

Balance at end of period                               $ 3,303     $ 3,248
                                                       =======     =======

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                                      3

                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet
(in millions of dollars)

                                       September 30,  December 31,  September 30,
Assets:                                    1995          1994           1994
                                       ------------   -----------   ------------
                                       (unaudited)                  (unaudited)

Finance receivables-net (Note 1)          $11,968       $12,423       $10,894
Retained interests in sold
 receivables and other related
 amounts - net (Note 1)                     2,657         2,251         2,691
                                          -------       -------       -------
   Total finance receivables and
     retained interests - net              14,625        14,674        13,585

Cash and cash equivalents                     427           174           170
Marketable securities                         780           583           337
Dealership properties leased - net            381           407           409
Equipment and vehicles leased - net           424           234           215
Repossessed collateral                        166           162           240
Amounts due from affiliated
 companies                                     --            66            --
Other assets                                  302           348           405
                                          -------       -------       -------

Total Assets                              $17,105       $16,648       $15,361
                                          =======       =======       =======


Liabilities:

Debt (Note 3)                             $11,133       $10,671       $ 9,478
Accounts payable, accrued
 expenses and other                         1,097         1,155         1,048
Amounts due to affiliated companies            97          --              15
Deferred income taxes                       1,475         1,549         1,572
                                          -------       -------       -------
   Total Liabilities                       13,802        13,375        12,113
                                          -------       -------       -------

Shareholder's Investment                    3,303         3,273         3,248
                                          -------       -------       -------

Total Liabilities and
 Shareholder's Investment                 $17,105       $16,648       $15,361
                                          =======       =======       =======

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                                      4

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Cash Flows
(in millions of dollars)
                                                                Nine Months Ended
                                                                   September 30,
                                                            ------------------------
                                                              1995            1994
                                                            --------        --------
                                                                    (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                               $    242        $    141
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                               (64)            (55)
   Provision for credit losses                                   256             162
   Depreciation and amortization and
    write-off of intangibles                                      60              62
   Change in deferred income taxes and income
    taxes payable                                                (83)             62
   Change in amounts due affiliates                              163              (9)
   Change in accounts payable, accrued
    expenses and other assets                                    (81)             43
                                                            --------        --------

Net cash provided by operating activities                        493             406
                                                            --------        --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                         (55,456)        (48,017)
 Collections of finance receivables                           22,589          19,549
 Proceeds from sales of receivables                           32,408          27,471
 Purchases of equipment and vehicles leased                     (269)           (130)
 Dispositions of equipment and vehicles
  leased                                                          41              46
 Purchases of marketable securities                           (1,670)         (1,298)
 Sales and maturities of marketable securities                 1,498           1,296
 Other                                                           386            (437)
                                                            --------        --------

 Net cash used in investing activities                          (473)         (1,520)
                                                            --------        --------

Cash Flows From Financing Activities:
 Change in short-term notes and affiliated borrowings         (1,639)            334
 Proceeds from issuance of term debt                           3,104           1,011
 Repayment of term debt                                         (836)           (432)
 Dividends paid                                                 (229)            (16)
 Other                                                          (167)            122
                                                            --------        --------

 Net cash provided by financing activities                       233           1,019
                                                            --------        --------

Change in cash and cash equivalents                              253             (95)
Cash and cash equivalents at beginning of period                 174             265
                                                            --------        --------

Cash and Cash Equivalents at End of Period                  $    427        $    170
                                                            ========        ========

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                                      5

                Chrysler Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                       September 30,    December 31,  September 30,
                                           1995             1994          1994
                                       ------------     -----------   ------------
                                        (unaudited)                    (unaudited)
                                                (in millions of dollars)

Automotive:
  Retail                                  $  7,300        $  4,850        $  4,242
  Wholesale and other                        2,469           3,113           2,290
  Retained senior interests in sold
   wholesale receivables*                      197           2,173           2,032
                                          --------        --------        --------
    Total automotive                         9,966          10,136           8,564
                                          --------        --------        --------

Nonautomotive:
  Leveraged leases                           1,603           1,545           1,548
  Commercial                                   696             955             994
                                          --------        --------        --------
    Total nonautomotive                      2,299           2,500           2,542
                                          --------        --------        --------

Total finance receivables                   12,265          12,636          11,106
  Less allowance for credit losses            (297)           (213)           (212)
                                          --------        --------        --------
Total finance receivables - net           $ 11,968        $ 12,423        $ 10,894
                                          ========        ========        ========

* Represents receivables held in trust eligible to be securitized or returned to the company.

The Company's retained interests in sold receivables and other related amounts are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables and other related amounts - net":

                                       September 30,  December 31,   September 30,
                                           1995           1994           1994
                                       -------------  ------------   -------------
                                        (unaudited)                   (unaudited)
                                               (in millions of dollars)
Cash and investments                     $   494        $   669        $   709
Subordinated interests in
 receivables                               2,084          1,475          1,842
Excess servicing                             130            135            158
Other restricted and securitized
 assets                                      247            269            295
  Less allowance for credit losses          (298)          (297)          (313)
                                         -------        -------        -------
Total retained interests in sold
 receivables and other related
 amounts - net                           $ 2,657        $ 2,251        $ 2,691
                                         =======        =======        =======

                Chrysler Financial Corporation and Subsidiaries

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                      September 30, December 31, September 30,
                                          1995          1994          1994
                                      ------------- ------------ -------------
                                       (unaudited)                (unaudited)
                                              (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                        $297         $213         $212
 Retained interests in sold
  receivables and other
  related amounts                            298          297          313
 Equipment and vehicles leased                 4            2            1
                                            ----         ----         ----
   Total                                    $599         $512         $526
                                            ====         ====         ====

During September, 1995, the Company and Chrysler Corporation entered into a support agreement whereby Chrysler Corporation will reimburse the Company for Mexico credit losses.

Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:


                         September 30, December 31,  September 30,
                             1995          1994          1994
                         ------------- ------------  -------------
                          (unaudited)                  (unaudited)
                                 (in millions of dollars)
Retail                      $12,720       $12,464       $12,828
Wholesale and other           7,252         5,691         4,381
                            -------       -------       -------
Total                       $19,972       $18,155       $17,209
                            =======       =======       =======


Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $64 million and $55 million for the nine months ended September 30, 1995 and 1994, respectively. The provision for credit losses related to such sales amounted to $121 million and $105 million for the nine months ended September 30, 1995 and 1994, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

                Chrysler Financial Corporation and Subsidiaries

Note 3 - Debt

                               Weighted Average
                               Interest Rates at   September 30,  December 31,  September 30,
Maturity                       September 30, 1995       1995           1994          1994
--------                       ------------------  -------------  ------------  -------------
                                                    (unaudited)                  (unaudited)
                                                             (in millions of dollars)
Short-term notes placed primarily
 in the open market:
  United States                                        $ 2,305       $ 3,901       $ 2,565
  Canada                                                   371           414           549
                                                       -------       -------       -------
  Total short-term notes
   (primarily commercial paper)        6.1%              2,676         4,315         3,114
                                                       -------       -------       -------

Senior term debt:
  United States, due
    1994                                                    --            --           434
    1995                               5.4%                276           574           574
    1996                               6.7%              1,602         1,602         1,094
    1997                               6.6%              2,262           653           590
    1998                               6.6%              1,655           943           857
    1999                               9.0%              1,378         1,227         1,213
 Thereafter                            7.9%                886           994           968
                                                       -------       -------       -------
    Total United States                                  8,059         5,993         5,730
  Canada, due 1994-1999                8.7%                280            78            40
  Less unamortized discount                                  2             2             2
                                                       -------       -------       -------
   Total senior term debt                                8,337         6,069         5,768
                                                       -------       -------       -------

Subordinated term debt:
United States
  Senior due 1995                      8.3%                 27            27            27
Mexico borrowings and other                                 93           260           569
                                                       -------       -------       -------
Total debt                                             $11,133       $10,671       $ 9,478
                                                       =======       =======       =======

Credit Facilities

The Company's revolving credit facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May, 1996 and a $5.6 billion facility expiring in May, 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of September 30, 1995, no amounts were outstanding under these facilities.

The Company has contractual debt maturities of $3.1 billion during the remainder of 1995 (including $2.7 billion of short-term notes), and $1.6 billion in 1996.

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

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") primary objective is to provide financing support for Chrysler Corporation's ("Chrysler") automotive dealers and their retail customers.

The Company's receivables managed and total assets increased from year-end 1994 levels reflecting growth in automotive volume. The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $36.2 billion at September 30, 1995, compared to $32.7 billion at December 31, 1994, and $30.0 billion at September 30, 1994.

Receivables serviced for others primarily represent sold receivables which the Company services for a fee. Receivables serviced for others totaled $24.0 billion at September 30, 1995, compared to $20.1 billion at December 31, 1994, and $20.9 billion at September 30, 1994.

Total assets at September 30, 1995 were $17.1 billion, compared to $16.6 billion at December 31, 1994, and $15.4 billion a year ago. Total debt outstanding at September 30, 1995 was $11.1 billion, compared to $10.7 billion at December 31, 1994 and $9.5 billion a year ago.

The Company's total allowance for credit losses on finance receivables, including receivables sold subject to limited recourse provisions, totaled $595 million, $510 million, and $525 million at September 30, 1995, December 31, 1994, and September 30, 1994, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.85 percent, 1.66 percent, and 1.85 percent at September 30, 1995, December 31, 1994, and September 30, 1994, respectively.


Results of Operations

Earnings before taxes were $138 million and $374 million for the three and nine months ended September 30, 1995, respectively, which compares to $82 million and $226 million for the comparable periods of 1994. The Company's net earnings were $87 million and $242 million for the three and nine months ended September 30, 1995, respectively, compared to $50 million and $141 million in the comparable periods of 1994. The increase in earnings for the three months ended September 30, 1995, reflects higher levels of automotive financing and lower operating expenses. The increase in earnings for the nine months ended September 30, 1995, reflects higher levels of automotive financing, lower bank costs, and lower operating expenses.

Automotive financing volume totaled $19.6 billion and $61.5 billion for the three and nine months ended September 30, 1995, respectively, compared with $16.3 billion and $51.3 billion in the comparable periods of 1994. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and nine months ended September 30, 1995, and 1994, respectively, were as follows:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations (continued)

                                       Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                       ------------------       --------------------
                                        1995        1994         1995          1994
                                       ------      ------       ------        ------

United States Penetration:
  Retail                                 30%          23%          29%          24%
  Wholesale                              74%          76%          75%          74%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands of units):
  Retail                                154          113          483          399
  Wholesale                             365          371        1,193        1,216

Net margin totaled $160 million and $501 million for the three and nine months ended September 30, 1995, respectively, compared to $154 million and $434 million for the comparable periods of 1994. Automotive financing revenue totaled $341 million and $1,062 million for the three and nine months ended September 30, 1995, respectively, compared to $262 million and $774 million for the comparable periods of 1994.

Finance revenue from the Company's nonautomotive financing operations declined to $40 million and $120 million for the three and nine months ending September 30, 1995, respectively. This represents a decline of 43 percent and 44 percent, respectively, from the comparable periods of 1994. These nonautomotive operations had finance receivables outstanding of $2.3 billion at September
30, 1995, compared with $2.5 billion at September 30, 1994. The decline in nonautomotive finance revenue and receivables outstanding is a result of the continued downsizing of the Company's nonautomotive portfolios.

Service fee income totaled $68 million and $203 million for the three and nine months ended September 30, 1995, respectively, an increase of $5 million, and $19 million from the same periods a year ago. The increase in service fee income is due to higher levels of sold receivables which the Company continues to service.

Investment and other income totaled $101 million and $282 million for the three and nine months ended September 30, 1995, respectively, compared to $67 million and $179 million for the comparable periods ended September 30, 1994. The increase in investment and other income was primarily due to an increase in interest earned on cash equivalents and marketable securities and a $12 million gain from the sale of a consolidated subsidiary during the first quarter of 1995.

A comparison of borrowing costs is shown in the following table:

                              Three Months Ended             Nine Months Ended
                                 September 30,                  September 30,
                             ----------------------        ----------------------
                               1995          1994           1995           1994
                             --------      --------        -------        -------
                                          (dollars in millions)
Interest expense             $   221        $   178        $   681        $   556
Average borrowings           $11,401        $ 9,179        $11,389        $ 9,098
Average effective cost
 of borrowings                   7.8%           7.7%           8.0%           8.2%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations (continued)

Operating expenses totaled $96 million and $288 million for the three and nine months ended September 30, 1995, respectively, compared to $108 million and $338 million for the comparable periods of 1994. The decline in operating expenses reflects the downsizing of nonautomotive operations.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first nine months of 1995 and 1994 was as follows:

                             Net Credit Losses
                             ------------------
                             1995         1994
                             ----         ----
                          (in millions of dollars)

Automotive financing          $134       $ 76
Nonautomotive financing         23         30
                              ----       ----
  Total                       $157       $106
                              ====       ====

                            Net Credit Losses to
                            Average Receivables
                                 Outstanding
                            --------------------
                               1995       1994
                            ----------  --------
Automotive financing           0.55%     0.37%
Nonautomotive financing        0.92%     1.01%
  Total                        0.59%     0.45%

The recent increase in net credit losses to average receivables outstanding is primarily related to retail automotive financing.

The Company paid $229 million in dividends to Chrysler for the nine months ended September 30, 1995 and $16 million for the nine months ended September 30, 1994.

The Company's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial") had total assets of $216 million and $626 million at September 30, 1995 and 1994, respectively. The decline in Chrysler Comercial's assets reflects the devaluation of the peso in 1994 and its negative impact on Chrysler Comercial's retail and wholesale lending activities. The Company believes its reserves for Mexican credit losses and a parent company support agreement entered into during September, 1995 are adequate to cover expected losses.

Liquidity and Capital Resources

The Company's revolving credit facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May, 1996 and a $5.6 billion facility expiring in May, 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of September 30, 1995, no amounts were outstanding under these facilities.

Receivable sales continued to be a significant source of funding in the first nine months of 1995 as the Company realized $4.7 billion of net proceeds from the sale of automotive retail receivables,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources (continued)

compared to $5.2 billion of net proceeds in the same period of 1994. In addition, securitization of wholesale receivables provided funding which aggregated $6.6 billion and $3.6 billion at September 30, 1995 and 1994, respectively.

At September 30, 1995, the Company had contractual debt maturities of $3.1 billion for the remainder of 1995 (including $2.7 billion of short-term notes), $1.6 billion in 1996, and $2.3 billion in 1997.

The Company believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

New Accounting Standard

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has not determined the impact that the adoption of this accounting standard will have on its consolidated operating results or financial position. The Company will adopt this accounting standard on or before January 1, 1996, as required.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three and nine month periods ended September 30, 1995 and 1994 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data. Refer to the Independent Accountants' Report included in Exhibit 15-A.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
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

4-B Copy of Supplemental Indenture, dated as of August 24, 1995, between Chrysler Financial Corporation and the United States Trust Company of New York, as Trustee, to the Indenture, dated as of June 15, 1984, related to Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit 4-K to the Current Report of Chrysler Financial Corporation on Form 8-K, dated August 24, 1995, and incorporated herein by reference.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

4-D Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-E Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-F Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-G Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

4-H Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as
             Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

4-I Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-J Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

4-K Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company. Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33- 23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-L Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-G         Copy of Short Term Revolving Credit Agreement, dated as of
             May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

10-H         Copy of Long Term Revolving Credit Agreement, dated as of
             May 1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

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

10-T Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
             Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-W Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
             Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-X Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Y         Copy of Asset Purchase Agreement, dated as of December 3,
             1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Z Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-AA Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-CC Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-DD Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-EE Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-FF Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-GG Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-HH Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-JJ Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-KK Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-LL Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-NN Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-OO Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-PP Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-QQ Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and the Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

10-RR Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

10-SS Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as
             Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-UU Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-VV Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-WW Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-XX Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-YY Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-ZZ        Copy of Trust Agreement, dated as of March 1, 1992, between U.S.
             Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-AAA Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-BBB Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-CCC Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-DDD Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as
             Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EEE Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-FFF Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-GGG Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-HHH Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as
             Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-III Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-JJJ Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-KKK Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
             Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-LLL Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-MMM Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-NNN Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992.

10-OOO Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-PPP Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-QQQ Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
             Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
             Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-SSS Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-TTT Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
             Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-UUU Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-VVV Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as
             Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-WWW Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-XXX Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
             Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-YYY Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-ZZZ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-AAAA Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

10-CCCC Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-DDDD Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-EEEE Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-FFFF Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-GGGG Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-HHHH Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995,and incorporated herein by reference.

10-IIII Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------


10-JJJJ Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995- 1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-KKKK Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-OOOO Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-PPPP Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
             Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-QQQQ Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
             Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------


10-RRRR Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1.

10-SSSS Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      ----------------------------------------------

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------      --------------------------------------------

    Copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, other than the instruments copies of which are filed with this report as Exhibit 4-A, 4-B, 4-C, 4-D, 4-E, 4-F, 4-G, 4-H, 4-I, 4-J, 4-K and 4-L thereto, have not been filed as exhibits to this report since the amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registration agrees to furnish to the Commission a copy of each such instrument upon request.

(b) The registrant filed the following reports on Form 8-K during the quarter ended September 30, 1995.


    Date of Report                Date Filed               Item Reported
    --------------                ----------               -------------
    August 24, 1995             August 28, 1995                   5


    Financial Statements Filed: None

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





                                             Chrysler Financial Corporation
                                             ------------------------------
                                                      (Registrant)




Date:  October 11, 1995                      By: s/T. F. Gilman
                                                 -----------------------------
                                                 T. F. Gilman
                                                 Vice President and Controller
                                                 Principal Accounting Officer

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

Exhibit No.
-----------

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

4-B Copy of Supplemental Indenture, dated as of August 24, 1995 between Chrysler Financial Corporation and the United States Trust Company of New York, as Trustee, to the Indenture, dated as of June 15, 1984, related to Senior Debt Securities of Chrysler Financial Corporation. Filed as Exhibit 4-K to the Current Report of Chrysler Financial Corporation on Form 8-K, dated August 24, 1995, and incorporated herein by reference.

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

4-D Copy of Amended and Restated Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1987, and incorporated herein by reference.

4-E Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

4-F Copy of First Supplemental Indenture, dated as of March 1, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-L to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4-G Copy of Second Supplemental Indenture, dated as of September 7, 1990, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-M to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1990, and incorporated herein by reference.

4-H Copy of Third Supplemental Indenture, dated as of May 4, 1992, between Chrysler Financial Corporation and United States Trust Company of New York, as successor Trustee, to the Indenture, dated as of February 15, 1988 between such parties, relating to Chrysler Financial Corporation Senior Debt Securities. Filed as
             Exhibit 4-N to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

4-I Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed as Exhibit 4-B to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-J Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and IBJ Schroder Bank & Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-N to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

4-K Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company. Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4-A to Registration No. 33- 23479 of Chrysler Financial Corporation, and incorporated herein by reference.

4-L Copy of First Supplemental Indenture, dated as of September 1, 1989, between Chrysler Financial Corporation and Irving Trust Company, Trustee, to the Indenture, dated as of February 15, 1988, between such parties, related to Chrysler Financial Corporation Junior Subordinated Debt Securities. Filed on September 13, 1989 as Exhibit 4-O to the Current Report of Chrysler Financial Corporation on Form 8-K dated September 1, 1989, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

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

10-G         Copy of Short Term Revolving Credit Agreement, dated as of May
             1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
             Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

10-H         Copy of Long Term Revolving Credit Agreement, dated as of May
             1, 1995, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
             Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-I to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

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

Exhibit No.
-----------

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

10-T Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
             Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-W         Copy of Indenture, dated as of September 1, 1993, between
             Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
             Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-X Copy of Asset Purchase Agreement, dated as of October 29, 1993, between Marine Asset Management Corporation and Trico Marine Assets, Inc.. Filed as Exhibit 10-CCCCC to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-Y Copy of Asset Purchase Agreement, dated as of December 3, 1993, between Chrysler Rail Transportation Corporation and Allied Railcar Company. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Z Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-AA Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-CC        Copy of Indenture, dated as of November 1, 1993, between
             Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-DD Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-EE Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-FF        Copy of Indenture, dated as of February 1, 1994, between
             Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.

10-GG Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-HH        Copy of Amended and Restated Trust Agreement, dated as of May
             1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-JJ Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-KK Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-LL Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

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

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-OO Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-PP Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-QQ Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and the Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

10-RR Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

10-SS Copy of Sale and Servicing Agreement, dated as of January 1, 1992, among Premier Auto Trust 1992-1, as Issuer, U.S. Auto Receivables Company, as Seller, and Chrysler Credit Corporation, as Servicer, with respect to Premier Auto Trust 1992-1. Filed as
             Exhibit 10-QQQQ to the Registration Statement of Chrysler Financial Corporation, on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of January 1, 1992, between U.S. Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-RRRR to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-UU Copy of Purchase Agreement, dated as of January 1, 1992, between Chrysler Financial Corporation, as Seller, and U.S. Auto Receivables Company, as Purchaser, with respect to Premier Auto Trust 1992-1. Filed as Exhibit 10-SSSS to the Registration Statement of Chrysler Financial Corporation on Form S-2 (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-VV Copy of Pooling and Servicing Agreement, dated as of January 1, 1992, among Chrysler Financial Corporation, as Master Servicer, Chrysler First Business Credit Corporation, as Seller, and Security Pacific National Bank, as Trustee, with respect to U.S. Business Equity Loan Trust 1992-1. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of U.S. Business Equity Loan Trust 1992-1 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-WW Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-XX Copy of Indenture, dated as of March 1, 1992, between Premier Auto Trust 1992-2 and Bankers Trust Company, with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-YY Copy of a 6-3/8% Asset Backed Note with respect to Premier Auto Trust 1992-2 Asset Backed Notes. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-ZZ        Copy of Trust Agreement, dated as of March 1, 1992, between
             U.S. Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-2 Asset Backed Certificates. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-2 for the quarter ended March 31, 1992, and incorporated herein by reference.

10-AAA       Copy of Indenture, dated as of May 1, 1992, between Premier
             Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-BBB Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-CCC Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.

10-DDD Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as
             Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EEE Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-FFF Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-GGG Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-HHH Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as
             Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-III Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-JJJ Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-KKK Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
             Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-LLL Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-MMM Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-NNN       Copy of Series 1995-1 Supplement, dated as of September 20,
             1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992.

10-OOO Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-PPP Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-QQQ Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
             Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
             Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-SSS Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-TTT Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
             Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-UUU Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-VVV       Copy of Receivables Purchase Agreement, dated as of November
             25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992- 3. Filed as
             Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-WWW Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-XXX Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as
             Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-YYY       Copy of Amended and Restated Trust Agreement, dated as of
             August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-ZZZ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-AAAA      Copy of Amended and Restated Trust Agreement, dated as of
             August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-CCCC      Copy of Receivables Purchase Agreement, dated as of February
             28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-DDDD      Copy of Series 1994-1 Supplement, dated as of September 30,
             1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-EEEE Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-FFFF      Copy of Series 1994-3 Supplement, dated as of November 30,
             1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-GGGG      Copy of Series 1995-1 Supplement, dated as of December 31,
             1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-HHHH      Copy of Series 1995-2 Supplement, dated as of February 28,
             1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995,and incorporated herein by reference.

10-IIII Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-JJJJ      Copy of Indenture, dated as of February 1, 1995, between
             Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as
             Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-KKKK Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
             Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-NNNN      Copy of Sale and Servicing Agreement, dated as of April 1,
             1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

10-OOOO Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-PPPP Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
             Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-QQQQ Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
             Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-RRRR Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1.

10-SSSS Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.
-----------

15-A         Letter regarding unaudited interim financial information.

15-B         Independent Accountants' Letter in lieu of Consent.

27           Financial Data Schedule.