Form 10-K405
period 1995-12-31
CHRYSLER FINANCIAL CORP
filed 1996-01-19
CIK 20164

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  December 31, 1995
                           -----------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ___________

Commission file number 1-5966
                       ------

                        Chrysler Financial Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        State of Michigan                                 38-0961430
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S.  Employer
 incorporation or organization)                        Identification No.)

27777 Franklin Road, Southfield, Michigan                        48034-8286
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (810) 948-3058
                                                   ---------------------------

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

                  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1995, there were 250,000 shares of the registrant's common stock outstanding.

The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents incorporated by reference are none.

                      THIS PAGE INTENTIONALLY LEFT BLANK

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
           Title of each class                           on which registered
           -------------------                          ---------------------

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

8 1/2% Putable-Extendible Notes due February 1, 2018   New York Stock Exchange

6 % Notes due 1996                                     New York Stock Exchange

6 1/2% Notes due 1998                                  New York Stock Exchange

6 5/8% Notes due 2000                                  New York Stock Exchange

                                    PART I

ITEM 1.  BUSINESS

Chrysler Financial Corporation, the registrant, and its consolidated subsidiaries (the "Company"), is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management, primarily for Chrysler dealers and their customers. The Company is a wholly owned subsidiary of Chrysler Corporation (a Delaware corporation together with its subsidiaries, "Chrysler"). The registrant, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926. At December 31, 1995, the Company had nearly 3,300 employees.

The Company's portfolio of finance receivables managed include receivables owned and receivables serviced for others. Receivables serviced for others includes securitized automotive receivables and retail leases. At December 31, 1995, receivables serviced for others accounted for 66% of the Company's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                            1995      1994      1993      1992      1991
                          -------   -------   -------   -------   -------
                                      (in millions of dollars)
Automotive financing      $35,696   $29,962   $25,011   $22,481   $24,220
Nonautomotive financing     2,391     2,775     3,251     7,657     9,486
                          -------   -------   -------   -------   -------
Total                     $38,087   $32,737   $28,262   $30,138   $33,706
                          =======   =======   =======   =======   =======


Automotive Financing. The Company conducts its automotive financing business through Chrysler Financial Corporation in the United States, Chrysler Credit Canada Ltd. in Canada, and Chrysler Comercial S.A. de C.V. in Mexico, (together "Chrysler Financial"). Chrysler Financial is the major source of car and truck wholesale financing and retail financing for Chrysler vehicles throughout North America. Chrysler Financial also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of Chrysler Financial are conducted through 95 branches in the United States, Canada and Mexico.

During 1995, the Company financed or leased approximately 1,031,000 new and used vehicles at retail in the United States, including approximately 594,000 new Chrysler cars and trucks representing 27 percent of Chrysler's retail and fleet deliveries. In 1995, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $364. The average new contract balance was $18,934 and the average original term was 52 months.

During 1995, the Company financed approximately 2,536,000 new and used vehicles at wholesale in the United States, including approximately 1,632,000 new Chrysler cars and trucks representing 74 percent of Chrysler's factory shipments.

Automotive Insurance. Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance"), a wholly owned subsidiary, provide specialized insurance coverages for automotive dealers and their customers in the United States and Canada. Chrysler Insurance's property and casualty business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. Chrysler Insurance also provides vehicle collateral protection and single interest insurance to retail customers and their financing sources.

Automotive Dealership Management. Chrysler Realty Corporation ("Chrysler Realty"), a wholly owned subsidiary, is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, Chrysler Realty typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1995, Chrysler Realty controlled 840 sites (of which 271 were owned by Chrysler Realty).

Nonautomotive Financing. The Company conducts its nonautomotive finance business through its subsidiaries, Chrysler Capital Corporation and Chrysler First Inc. At December 31, 1995, the nonautomotive receivables managed throughout the United States consisted of $0.7 billion of commercial loans and leases and $1.7 billion of leveraged leases.

Funding. Receivable sales are a significant source of funding. Net proceeds from the sales of automotive retail receivables were $6.5 billion during 1995 compared to $6.4 billion in 1994. Securitization of revolving wholesale account balances provided funding which aggregated $6.7 billion and $3.8 billion at December 31, 1995 and 1994, respectively. During 1995, the Company issued $4.3 billion of term debt (primarily medium term notes), repaid term debt of $1.1 billion and reduced the level of commercial paper by $1.9 billion.

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

The Company uses derivative financial instruments to manage funding costs and exposure arising from changes in interest rates and currency exchange rates. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts, and currency exchange agreements. The Company does not use derivative financial instruments for trading purposes.

The Company's outstanding debt at December 31, in each of the five most recent years was as follows:


                                  1995      1994     1993      1992      1991
                                 -------   -------   ------   -------   -------
                                             (in millions of dollars)
Short-term notes
 (primarily commercial paper)    $ 2,435   $ 4,315   $2,772   $   352   $   339
Senior term debt                   9,234     6,069    5,139     4,436     6,742
Subordinated term debt                --        27       77       585       949
Mexico borrowings and other          100       260      447       455       518
Bank borrowings under
 revolving credit facilities          --        --       --     5,924     6,633
                                 -------   -------   ------   -------   -------
Total                            $11,769   $10,671   $8,435   $11,752   $15,181
                                 =======   =======   ======   =======   =======


ITEM 2.  PROPERTIES

At December 31, 1995, the following facilities were used by the registrant and its subsidiaries in conducting their businesses:


    (a) executive offices of the registrant, Chrysler Insurance and certain other domestic subsidiaries in Southfield, Michigan;

    (b) a total of 83 branches and 3 customer service centers of Chrysler Financial located throughout the United States;

    (c) headquarters of Chrysler First Inc. in Allentown, Pennsylvania, and a total of 3 offices in the United States;

    (d)  headquarters of Chrysler Capital in Stamford, Connecticut;

    (e)  headquarters of Chrysler Realty in Auburn Hills, Michigan; and

    (f) a total of 12 offices used as headquarters and branch offices in Canada and Mexico.

All of the facilities described above were leased by the registrant.

At December 31, 1995, a total of 271 automobile dealership properties, generally consisting of land and improvements, were owned by Chrysler Realty and leased primarily to dealers franchised by Chrysler.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Omitted in accordance with General Instruction J.)

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the outstanding common stock of the registrant, consisting of one class of common stock, is owned by Chrysler.


ITEM 6.  SELECTED FINANCIAL DATA

                                  1995      1994       1993       1992      1991
                                 -------   -------   --------    -------   -------
                                             (in millions of dollars)
Finance revenue
 and other revenues              $ 2,439   $ 1,995   $  2,039    $ 2,575   $ 3,221
Earnings before cumulative
 effect of changes in
 accounting principles           $   339   $   195   $    159    $   180   $   276
Cumulative effect of changes
 in accounting principles        $    --   $    --   $    (30)   $    51   $    --
Net earnings                     $   339   $   195   $    129    $   231   $   276
Total assets                     $17,835   $16,648   $ 14,251    $17,585   $21,280
Total debt                       $11,769   $10,671   $  8,435    $11,752   $15,181
Cash dividends:
  Preferred stock                $    --   $    --   $     --    $     1   $    14
  Common stock                   $   335   $    40   $     --    $    --   $    --

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

The Company achieved record net earnings of $339 million in 1995 compared to $195 million and $129 million in 1994 and 1993, respectively. The increase in net earnings for the year ended December 31, 1995 reflects higher levels of automotive financing, lower operating expenses and lower costs of bank facilities. Net earnings for 1993 included charges totaling $30 million from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Post Employment Benefits."

Automotive financing volume totaled $81.9 billion in 1995, compared to $70.4 billion and $59.8 billion in 1994 and 1993, respectively. The increase in automotive financing volume over the last two years reflects higher retail lease penetration and higher levels of dealer financing.

Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed over the last three years were as follows:

                                                 Year Ended December 31,
                                                -----------------------
                                                 1995     1994     1993
                                                -----    -----    -----
United States Penetration:
   Retail                                          27%      24%      25%
   Wholesale                                       74%      73%      75%
Number of New Chrysler Vehicles Financed
 in the United States (in thousands):
   Retail                                         594      525      516
   Wholesale                                    1,632    1,647    1,510

Net margin totaled $721 million in 1995 compared to $614 million in 1994 and $627 million in 1993. The increase in net margin in 1995 reflects higher levels of automotive receivables and vehicles leased. Automotive financing revenue totaled $1,475 million in 1995, compared with $1,089 million in 1994 and $989 million in 1993.

During 1995, the Company reduced its nonautomotive commercial loans and leases by 25 percent to $0.7 billion. This decline reflects the first quarter sale of nonautomotive assets and the continued liquidation of the remaining nonautomotive commercial loans and leases. Finance revenue from the Company's nonautomotive operations totaled $156 million in 1995, compared with $279 million in 1994 and $429 million in 1993.

Service fee income was $271 million for the year ended December 31, 1995, compared to $247 million and $214 million for the years ended December 31, 1994 and 1993, respectively. The increases in service fee income over the last two years is due to higher levels of sold receivables which the Company continues to service.

Investment and other income totaled $397 million in 1995, compared to $243 million in 1994 and $279 million in 1993. The increase in investment and other income in 1995 was primarily due to an increase in gains on sales of receivables and higher average outstandings of cash equivalents and marketable securities. The decrease in 1994 compared to 1993 was primarily due to lower gains on retail receivable sales.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

A comparison of borrowing costs is shown in the following table:

                                              Year Ended December 31,
                                           ---------------------------
                                             1995      1994      1993
                                           -------    ------    ------
                                             (in millions of dollars)
Interest expense                           $   910    $  754    $  791
Average borrowings                         $11,463    $9,407    $9,171
Average effective borrowing costs              7.9%      8.0%      8.6%


The improvement in average effective borrowing cost from 1993 to 1994 reflects lower bank facility costs and higher levels of commercial paper.

Operating expenses for 1995 totaled $424 million, compared to $497 million and $463 million in 1994 and 1993, respectively. The decline in operating expenses during 1995 reflects the downsizing and sale of nonautomotive operations.

Depreciation and other expenses totaled $130 million for 1995, compared with $117 million in 1994 and $194 million in 1993. The increase in 1995 is due to an increase in depreciation on vehicle operating leases. The decrease in 1994 from 1993 was a result of nonautomotive asset sales and the continued liquidation of nonautomotive operations.

Total assets at December 31, 1995 increased to $17.8 billion from $16.6 billion at December 31, 1994. Total debt outstanding at December 31, 1995 was $11.8 billion compared to $10.7 billion at December 31, 1994. During 1995, the Company issued $4.3 billion of term debt compared to $1.8 billion during 1994. The Company's debt-to-equity ratio was 3.6 to 1 at December 31, 1995 compared to 3.3 to 1 at December 31, 1994.

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $38.1 billion at December 31, 1995, up from $32.7 billion at December 31, 1994. The increase in receivables managed reflects higher volumes of automotive receivables acquired. Receivables serviced for others totaled $25.2 billion at December 31, 1995, compared to $20.1 billion at December 31, 1994.

The Company's total allowance for credit losses, including receivables sold subject to limited recourse provisions and operating leases, totaled $578 million and $512 million at December 31, 1995 and 1994, respectively. The increase in total allowance for credit losses reflects higher levels of automotive retail receivables and higher automotive retail credit loss experience. The total allowance for credit losses as a percentage of related finance receivables managed was 1.69 percent and 1.66 percent at December 31, 1995 and 1994, respectively. Nonearning finance receivables, including receivables sold subject to limited recourse provisions, increased to $333 million at year-end 1995 from $282 million at year-end 1994.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase in net credit losses during 1995 to average gross receivables outstanding is primarily related to retail automotive financing. Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                  Net Credit Losses
                                 ------------------
                                 1995   1994   1993
                                 ----   ----   ----
                              (in millions of dollars)
Automotive financing             $229   $117   $109
Nonautomotive financing            23     41     88
                                 ----   ----   ----
  Total                          $252   $158   $197
                                 ====   ====   ====

                             Net Credit Losses to Average
                            Gross Receivables Outstanding
                            -----------------------------
                                 1995    1994    1993
                                -----   -----   -----
Automotive financing            0.70%   0.42%   0.44%
Nonautomotive financing         0.69%   1.05%   1.73%
  Total                         0.70%   0.50%   0.66%


The Company's Mexican subsidiary, Chrysler Comercial S.A. de C.V. ("Chrysler Comercial") had total assets of $245 million and $433 million at December 31, 1995 and 1994, respectively. The decline in Chrysler Comercial's assets reflects the devaluation of the peso in 1994 and its negative impact on Chrysler Comercial's retail and wholesale lending activities. The Company believes its reserves for Mexican credit losses and a Chrysler support agreement entered into during September 1995, are adequate to cover expected losses.

Liquidity and Capital Resources

Term debt, commercial paper and receivable sales represent the Company's primary funding sources. The Company issued $4.3 billion of term debt (primarily medium term notes), repaid term debt of $1.1 billion and reduced its commercial paper by $1.9 billion during 1995.

Receivable sales continued to be a significant source of funding. Net proceeds from the sales of automotive retail receivables were $6.5 billion during 1995, as compared to $6.4 billion for 1994. Securitization of revolving wholesale account balances provided funding which aggregated $6.7 billion and $3.8 billion at December 31, 1995 and 1994, respectively.

As of December 31, 1995, the Company had contractual debt maturities of $4.1 billion in 1996 (including $2.4 billion of short-term notes with an average remaining term of 45 days), $3.0 billion in 1997, $2.1 billion in 1998, $1.4 billion in 1999, $0.8 billion in 2000, and $0.4 billion in years thereafter.

During the second quarter of 1995, the Company entered into new revolving credit facilities which replaced its existing United States and Canadian revolving credit and receivable sale facilities. The new facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1995, no amounts were outstanding under these facilities.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company paid $335 million and $40 million in dividends to Chrysler during 1995 and 1994, respectively.

The Company believes that cash provided by operations, receivable sales, access to term debt markets, and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.


New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Net Earnings
                                                         Year Ended December 31,
                                                        -------------------------
                                                         1995     1994      1993
                                                        ------   ------   -------
                                                         (in millions of dollars)
Finance Revenue (Notes 1, 2 and 11):

  Automotive financing:
    Retail                                              $  750   $  555   $   526
    Wholesale and other                                    653      523       463
    Rent income - leased vehicles (Note 5)                  72       11        --

  Nonautomotive financing                                  156      279       429
                                                        ------   ------   -------

    Total finance revenue                                1,631    1,368     1,418

Interest expense (Note 6)                                  910      754       791
                                                        ------   ------   -------

    Net margin                                             721      614       627

Other revenues:
  Servicing fee income (Note 1)                            271      247       214
  Insurance premiums earned (Note 7)                       140      137       128
  Investment and other income (Note 3)                     397      243       279
                                                        ------   ------   -------

    Net margin and other revenues                        1,529    1,241     1,248
                                                        ------   ------   -------

Costs and expenses:
  Operating expenses                                       424      497       463
  Provision for credit losses (Notes 1 and 2)              342      203       216
  Insurance losses and loss adjustment expenses
    (Note 7)                                               111      109       108
  Depreciation and other expenses                          130      117       194
                                                        ------   ------   -------

    Total costs and expenses                             1,007      926       981
                                                        ------   ------   -------

Earnings before income taxes and cumulative
 effect of changes in accounting principles                522      315       267

Provision for income taxes (Note 8)                        183      120       108
                                                        ------   ------   -------

Earnings before cumulative effect of changes
 in accounting principles                                  339      195       159

Cumulative effect of changes in accounting
 principles (Note 12)                                       --       --       (30)
                                                        ------   ------   -------

Net Earnings                                            $  339   $  195   $   129
                                                        ======   ======   =======

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet
                                                                 December 31,
                                                               ---------------
                                                               1995       1994
                                                               ----       ----
                                                          (in millions of dollars)
Assets (Note 1):
Finance receivables - net (Note 2)                            $12,644   $12,423
Retained interests in sold receivables -
 net (Notes 2 and 3)                                            2,733     2,251
                                                              -------   -------
  Total finance receivables and retained interests - net       15,377    14,674

Cash and cash equivalents (Note 4)                                476       174
Marketable securities (Note 4)                                    674       583
Vehicles leased - net (Notes 2 and 5)                             397       130
Dealership properties leased - net (Note 5)                       363       407
Repossessed collateral                                            194       162
Amounts due from affiliated companies (Note 11)                    --        66
Other assets                                                      354       452
                                                              -------   -------

Total Assets                                                  $17,835   $16,648
                                                              =======   =======


Liabilities (Note 1):

Debt (Note 6)                                                 $11,769   $10,671
Accounts payable, accrued expenses and other (Note 7)           1,236     1,155
Amounts due to affiliated companies (Note 11)                      29        --
Deferred income taxes (Note 8)                                  1,499     1,549
                                                              -------   -------
    Total Liabilities                                          14,533    13,375
                                                              -------   -------

Commitments and contingent liabilities (Notes 3, 7 and 9)


Shareholder's Investment (Note 10):

Common stock - par value $100 per share:
  Authorized, issued and outstanding 250,000 shares                25        25
Additional paid-in capital                                      1,168     1,168
Retained earnings                                               2,109     2,080
                                                              -------   -------
    Total Shareholder's Investment                              3,302     3,273
                                                              -------   -------

Total Liabilities and Shareholder's Investment                $17,835   $16,648
                                                              =======   =======

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Cash Flows
                                                                 Year Ended December 31,
                                                             ------------------------------
                                                               1995        1994       1993
                                                             -------      ------      -----
                                                                (in millions of dollars)
Cash Flows From Operating Activities:
  Net earnings                                              $    339    $    195    $    129
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting principles         --          --          30
    Net gains from receivable sales                             (122)        (59)       (127)
    Provision for credit losses                                  342         203         216
    Depreciation, amortization and
     write-off of intangible assets                               88          83         118
    Change in deferred income taxes and income
     taxes payable                                               (64)         42          35
    Change in amounts due affiliates                              95         (82)        (19)
    Change in accounts payable, accrued
     expenses and other assets                                    78         150        (143)
                                                            --------    --------    --------

  Net cash provided by operating activities                      756         532         239
                                                            --------    --------    --------

Cash Flows From Investing Activities:
  Acquisitions of finance receivables                        (74,770)    (66,334)    (58,034)
  Collections of finance receivables                          28,409      27,715      22,225
  Proceeds from sales of finance receivables                  44,970      35,887      36,049
  Purchases of marketable securities (Note 4)                 (2,439)     (2,013)     (1,551)
  Sales and maturities of marketable securities                2,386       2,056       1,536
  Proceeds from sales of equipment and vehicles leased            59          50          --
  Purchase of equipment and vehicles leased                     (324)       (181)         --
  Proceeds from sales of nonautomotive assets                     --          --       2,375
  Other                                                          492           9         300
                                                            --------    --------    --------

  Net cash (used in) provided by investing activities         (1,217)     (2,811)      2,900
                                                            --------    --------    --------

Cash Flows From Financing Activities:
  Change in short-term notes and affiliated borrowings        (1,880)      1,535       2,428
  Proceeds from issuance of term debt                          4,281       1,762       2,305
  Repayment of term debt                                      (1,143)       (882)     (2,108)
  Payment of dividends                                          (335)        (40)         --
  Borrowings under revolving credit facilities:
   Proceeds                                                       --          --       4,792
   Payments                                                       --          --     (10,716)
  Other                                                         (160)       (187)         (8)
                                                            --------    --------    --------

  Net cash provided by (used in) financing activities            763       2,188      (3,307)
                                                            --------    --------    --------

Change in cash and cash equivalents                              302         (91)       (168)
Cash and cash equivalents at beginning of year                   174         265         433
                                                            --------    --------    --------

Cash and Cash Equivalents at End of Year                    $    476    $    174    $    265
                                                            ========    ========    ========

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Chrysler Financial Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated. Chrysler Financial Corporation's common shares are owned by Chrysler Corporation (together with its subsidiaries, "Chrysler"). Amounts for prior years have been reclassified to conform with the current year's classifications.

Nature of Operations

The Company is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management, primarily for Chrysler dealers and their customers. The principal markets for the Company's automotive financial products and services are the United States, Canada, and Mexico.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Receivable Sales

The Company sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited recourse provisions. The Company generally sells its receivables to a trust and remains as servicer for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, the Company retains excess servicing cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. Since the allowance for credit losses is separately provided prior to receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains or losses are reflected in the Consolidated Statement of Net Earnings under the caption, "Investment and other income." Gains on sales of wholesale receivables are not material.

Revenue Recognition

Finance revenue from finance receivables is recognized using the interest method. Certain loan and lease origination costs are deferred and amortized to finance revenue over the contractual terms.

Recognition of finance revenue is generally suspended when a loan or lease becomes contractually delinquent for periods ranging from 60 to 90 days. Finance revenue recognition is resumed when the loan or lease becomes contractually current, at which time all past due finance revenue is recognized.

Property and casualty premiums are earned on a straight-line basis over the term of their respective policies.

Lease Transactions

Leasing operations consist of direct finance and operating leases of vehicles, and leveraged leases of major equipment and real estate, all of which are accounted for in accordance with the classification of the leases.
The related revenue is recorded as finance revenue.

The Company has significant investments in residual value in its leasing portfolios. These residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

Allowance for Credit Losses

An allowance for credit losses is generally established during the period in which receivables or vehicles leased are acquired. The allowance for credit losses is maintained at a level deemed appropriate, based primarily on loss experience. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded. Retail automotive receivables and vehicles leased not supported by a dealer guaranty are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when loans are deemed to be impaired.

Reserve for Insurance Losses and Loss Adjustment Expenses

The reserve for insurance losses and loss adjustment expenses represents the estimated net liability for incurred losses based upon prior years' experience adjusted for current trends. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings.

Cash Equivalents

Temporary investments of excess borrowed funds with a maturity of less than three months when purchased are considered to be cash equivalents.

Marketable Securities

Effective January 1, 1994, the Company adopted SFAS No. 115 "Investment in Debt and Equity Securities." Under SFAS No. 115, the Company's debt and equity securities were classified as either available-for-sale or held-to-maturity. The Company does not hold debt or equity securities for trading purposes. Available-for-sale securities are reported at fair value. Changes in the fair value of available-for-sale securities are recorded as adjustments to retained earnings, net of applicable deferred taxes. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount. The Company determines gains and losses on securities using the specific identification method.

Repossessed Collateral

Repossessed collateral is carried at the lower of fair value less estimated selling expenses or cost. Repossessed collateral carrying costs and gains or losses from disposition of such assets are recognized in the period incurred. Real estate owned is carried at the lower of fair value less estimated selling expenses or cost. Fair value for real estate owned is determined by appraisal. Other factors affecting collectibility are also evaluated and adjustments are recorded, if necessary.

Term Debt and Revolving Credit Fees and Costs

Term debt commissions and expenses are amortized over the life of the related debt issue in relation to the outstanding principal balances. Up-front fees and costs incurred in connection with revolving credit facilities are deferred and amortized over the expected term of the facilities.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage funding costs and exposures arising from changes in interest rates and currency exchange rates. These derivative financial instruments include interest rate swaps, interest rate caps, forward interest rate contracts and currency exchange agreements. The Company does not use derivative financial instruments for trading purposes.

Interest differentials resulting from interest rate swap agreements used to change the interest rate characteristics of the Company's debt are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to term debt are matched with specific obligations. Interest rate swaps are matched with groups of commercial paper obligations on a layered basis.

Forward interest rate contracts are used to manage exposure to fluctuations in funding costs for anticipated securitizations of retail receivables. Unrealized gains or losses on forward interest rate contracts that qualify for hedge accounting treatment are deferred. Unrealized gains or losses on forward interest rate contracts that do not qualify for hedge accounting treatment are included in other income. Realized gains or losses are included in the determination of the gain or loss from the related sales of retail receivables.

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

Income Taxes

Chrysler Financial Corporation and its U.S. subsidiaries are included in Chrysler's consolidated U.S. income tax return. The Company's provision for income taxes is determined on a separate return basis. Under the Tax Sharing Agreement between the Company and Chrysler, U.S. income taxes have been settled substantially without regard to alternative minimum tax or limitations on utilization of net operating losses and foreign tax credits.


Deferred tax liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 2 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                                                 December 31,
                                                               -----------------
                                                               1995         1994
                                                               ----         ----
                                                           (in millions of dollars)
Automotive:
  Retail                                                     $  6,528    $  4,850
  Wholesale and other (Note 11)                                 3,059       3,113
  Retained senior interests in sold wholesale receivables*        935       2,173
                                                             --------    --------
    Total automotive                                           10,522      10,136
Nonautomotive:
  Leveraged leases                                              1,679       1,545
  Commercial                                                      712         955
                                                             --------    --------
    Total nonautomotive                                         2,391       2,500
                                                             --------    --------
Total finance receivables                                      12,913      12,636
  Less allowance for credit losses                               (269)       (213)
                                                             --------    --------
Total finance receivables - net                              $ 12,644    $ 12,423
                                                             ========    ========

*Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables - net":

                                                               December 31,
                                                             -----------------
                                                             1995         1994
                                                             ----         ----
                                                           (in millions of dollars)
Cash and investments                                         $   424    $   669
Subordinated interests in receivables                          2,206      1,475
Excess servicing                                                 166        135
Other                                                            243        269
  Less allowance for credit losses                              (306)      (297)
                                                             -------    -------
Total retained interests in sold receivables - net           $ 2,733    $ 2,251
                                                             =======    =======

Changes in the allowance for credit losses, including receivables sold subject to limited recourse provisions and vehicles leased, were as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                  1995     1994     1993
                                                  ----     ----     ----
                                                 (in millions of dollars)
Balance at beginning of year                     $ 512    $ 494    $ 573
Provision for credit losses                        342      203      216
Net credit losses                                 (252)    (158)    (197)
Transfers related to nonautomotive asset sales      --       --      (79)
Other adjustments                                  (24)     (27)     (19)
                                                 -----    -----    -----
Balance at end of year                           $ 578    $ 512    $ 494
                                                 =====    =====    =====


Nonearning finance receivables, including receivables sold subject to limited recourse, totaled $333 million and $282 million, at December 31, 1995 and 1994, respectively, which represented 1.0 percent and 0.9 percent of such receivables outstanding, respectively.

Contractual maturities of total finance receivables at December 31, 1995 were as follows:

                                       Automotive   Nonautomotive    Total
                                       ----------   -------------    -----
                                            (in millions of dollars)
Past due installments                   $    407       $   45      $   452

Due in year ending December 31:
 1996                                      5,330          201        5,531
 1997                                      1,523          180        1,703
 1998                                      1,407          196        1,603
 1999                                        885          157        1,042
 2000                                        499          124          623
 Thereafter                                  471        1,488        1,959
                                        --------       ------      -------

Total finance receivables               $ 10,522       $2,391       12,913
                                        ========       ======
  Less allowance for credit losses                                    (269)
                                                                   -------
Total finance receivables - net                                    $12,644
                                                                   =======

Actual cash flow experience will vary from contractual maturities due to future receivable sales, prepayments, and charge-offs.

The Company's investment in automotive and nonautomotive direct financing leases included in "Finance receivables - net" was as follows:

                                                  December 31,
                                                ----------------
                                                1995        1994
                                                ----        ----
                                            (in millions of dollars)
Aggregate future lease payments                $ 126       $ 322
Residual values                                   33         102
  Less unearned income                           (22)       (105)
                                               -----       -----
Net investment in direct financing leases      $ 137       $ 319
                                               =====       =====

The Company's investment in leveraged leases included in "Finance receivables
- net" and related deferred income taxes was as follows:

                                                  December 31,
                                                ----------------
                                                1995        1994
                                                ----        ----
                                            (in millions of dollars)
Rentals receivable (net of principal
 and interest on non-recourse debt)           $ 1,608       $ 1,401
Residual values                                   850           827
  Less:  Unearned income                         (688)         (588)
         Deferred investment tax credits          (91)          (95)
                                              -------       -------
  Net receivables                               1,679         1,545
  Less deferred income taxes                   (1.468)       (1,414)
                                              -------       -------
Net investment in leveraged leases            $   211       $   131
                                              =======       =======


Note 3 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

                                        December 31,
                                      ----------------
                                      1995        1994
                                      ----        ----
                                  (in millions of dollars)
Retail                              $13,043      $12,464
Wholesale and other                   8,010        5,691
                                    -------      -------
Total                               $21,053      $18,155
                                    =======      =======


Included in "Investment and other income" are net gains before expected credit losses totaling $122 million, $59 million and $127 million for the years ended December 31, 1995, 1994 and 1993, respectively. The provision for credit losses related to such sales amounted to $180 million, $130 million and $135 million for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company is committed to sell all wholesale receivables arising in certain dealer revolving accounts.

Note 4 - Securities

Contractual maturities of marketable debt securities at December 31, 1995 were as follows:

                                      Available-for-sale
                                          Securities
                                      ------------------
                                                  Fair
                                        Cost      Value
                                        ----      -----
                                   (in millions of dollars)
Within one year                         $301      $309
After one year through five years        118       121
After five years through ten years        65        70
After ten years                          153       155
                                        ----      ----
  Total                                 $637      $655
                                        ====      ====


The proceeds from sales of available-for-sale securities were $1.3 billion and $1.6 billion for the years ended December 31, 1995 and 1994, respectively. The related realized gains and losses were immaterial.

On December 29, 1995, the Company transferred all of its securities classified as held-to-maturity to available-for-sale. At the date of transfer, the amortized cost and unrealized gain of the securities transferred totaled $283 million and $9 million, respectively. This transfer resulted from the Company conducting a one time reassessment of the classifications of securities held in accordance with FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

Information with respect to the Company's portfolio of securities, which includes investments classified as marketable securities and cash equivalents was as follows:

                                                 December 31, 1995                                  December 31, 1994
                                      -------------------------------------------     ---------------------------------------
                                                  Fair       Gross     Unrealized                Fair      Gross   Unrealized
                                      Cost       Value       Gains       Losses       Cost       Value     Gains     Losses
                                      ----       -----       -----     ----------     ----       -----      -----  ----------
                                                                      (in millions of dollars)
Available-for-sale securities:

 Bonds -
   Corporate/Public Utility           $112        $120        $  9        $  1        $112        $107        $1        $ 6
   State/Municipal                      48          48          --          --          11           9        --          2
 Government securities -
   United States and Canada            186         188           4           2         184         172        --         12
 Preferred stocks                       18          19           1          --          11          10        --          1
 Short-term notes                       21          21          --          --          17          17        --         --
 Asset-backed securities*              270         278           8          --          --          --        --         --
                                      ----        ----        ----        ----        ----        ----        --        ---
Total available-for-sale
   securities                          655         674        $ 22        $  3         335         315        $1        $21
                                                              ====        ====                                ==        ===
Total held-to-maturity*
   securities                           --          --                                 268         268
                                      ----        ----                                ----        ----
 Total marketable securities           655         674                                 603         583
Cash equivalents                       270         270                                  37          37
                                      ----        ----                                ----        ----
Total securities                      $925        $944                                $640        $620
                                      ====        ====                                ====        ====

*Money market notes purchased from trusts established in connection with the Company's securitization of retail receivables. Substantially all held-to-maturity securities at December 31, 1994 were asset-backed securities.

The Company had approximately $394 million and $337 million of marketable securities limited for use in its insurance operations in accordance with various statutory requirements at December 31, 1995 and 1994, respectively.

The Company acquired $250 million and $300 million of asset-backed securities in non-cash transactions relating to the securitization of retail receivables during 1995 and 1994, respectively.


Note 5 - Vehicles Leased and Dealership Properties Leased

"Vehicles leased - net" was as follows:

                                         December 31,
                                       ----------------
                                       1995        1994
                                       ----        ----
                                   (in millions of dollars)
Vehicles at cost                      $ 454         $ 143
Less: Accumulated depreciation          (54)          (11)
Allowance for credit losses              (3)           (2)
                                      -----         -----
Vehicles leased - net                 $ 397         $ 130
                                      =====         =====

Future minimum rentals on vehicles leased at December 31, 1995 are as follows:
$102 million in 1996, $87 million in 1997, $28 million in 1998 and $4 million in 1999.

"Dealership properties leased - net" was as follows:

                                             December 31,
                                           ----------------
                                           1995        1994
                                           ----        ----
                                       (in millions of dollars)
Dealership properties at cost             $ 490         $ 527
  Less: Accumulated depreciation           (127)         (120)
                                          -----         -----
Dealership properties leased - net        $ 363         $ 407
                                          =====         =====


Future minimum rentals on dealership properties leased at December 31, 1995 are as follows: $86 million in 1996, $74 million in 1997, $59 million in 1998, $44 million in 1999, $28 million in 2000, and $42 million thereafter.

Note 6 - Debt

Average effective cost of borrowings was as follows:

                                              Year Ended December 31,
                            -----------------------------------------------------------
                                          1995                         1994
                            ----------------------------   ----------------------------
                            Short-term    Term     Total   Short-term   Term      Total
                               Notes      Debt     Debt      Notes      Debt      Debt
                            ----------    ----     -----   ----------   ----      -----
United States operations        6.8%      7.4%      7.3%      5.5%      7.2%      7.4%
Consolidated operations         6.9%      8.2%      7.9%      5.5%      8.1%      8.0%

Debt outstanding at December 31, 1995 and 1994 was as follows:

                                                            Weighted Average         December 31,
                                                           Interest Rates* at      -----------------
Maturity                                                    December 31, 1995      1995         1994
--------                                                   ------------------      ----         ----
                                                                               (in millions of dollars)
Short-term notes placed primarily in the open market:
  United States                                                                   $ 2,194      $ 3,901
  Canada                                                                              241          414
                                                                                  -------      -------
  Total short-term notes (primarily commercial paper)              5.9%             2,435        4,315
                                                                                  -------      -------

Senior term debt:
  United States, due
    1995                                                                               --          574
    1996                                                           6.7%             1,601        1,602
    1997                                                           6.5%             2,878          653
    1998                                                           6.6%             1,885          943
    1999                                                           9.0%             1,394        1,227
    2000                                                           6.6%               770          300
    Thereafter                                                     9.4%               391          694
                                                                                  -------      -------
Total United States                                                                 8,919        5,993
  Canada, due 1995-1999                                            8.5%               317           78
  Less unamortized discount                                                             2            2
                                                                                  -------      -------
Total senior term debt                                                              9,234        6,069
                                                                                  -------      -------

Subordinated term debt - United States:
  Senior, due 1995                                                                     --           27
Mexico borrowings and other                                                           100          260
                                                                                  -------      -------
Total debt                                                                        $11,769      $10,671
                                                                                  =======      =======

*The weighted average interest rates, including the effects of interest rate exchange agreements, have been calculated on the basis of rates in effect at December 31, 1995, including $2,411 million of variable rate senior term debt.

Interest paid by the Company for the years ended December 31, 1995, 1994 and 1993 amounted to $847 million, $733 million and $847 million, respectively.

The Company has contractual debt maturities of $4.1 billion in 1996 (including $2.4 billion of short-term notes with an average remaining term of 45 days), $3.0 billion in 1997, $2.1 billion in 1998, $1.4 billion in 1999, $0.8 billion in 2000 and $0.4 billion in years thereafter.

The Company manages its exposure arising from changes in interest rates and currency exchange rates by utilizing derivative financial instruments (see
Note 13 - Financial Instruments).

Credit Facilities

During the second quarter of 1995, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian revolving credit and receivable sale facilities. The new facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1995, no amounts were outstanding under these facilities.

Note 7 - Reinsurance Arrangements and Property and Casualty Insurance Reserves

The Company enters into various reinsurance contracts with other insurance enterprises and reinsurers to reduce the losses that may arise from catastrophes or other events. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to fulfill their obligations could result in losses to the Company.

The amounts reported as "Insurance premiums earned" are net of related ceded reinsurance premiums of $46 million, $40 million and $46 million for the years ended December 31, 1995, 1994 and 1993, respectively. Amounts reported as "Insurance losses and loss adjustment expenses" are net of related reinsurance loss and loss adjustment expenses of $26 million, $28 million and $38 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Included in "Accounts payable, accrued expenses and other" are net unearned premiums and net reserves for insurance losses and loss adjustment expenses as follows:

                                                                     December 31,
                                                                   ----------------
                                                                   1995        1994
                                                                   ----        ----
                                                              (in millions of dollars)
Direct and assumed unearned premiums                               $  68       $  68
Reinsurance ceded                                                     (7)         (8)
                                                                   -----       -----
Net unearned premiums                                              $  61       $  60
                                                                   =====       =====

Direct and assumed reserve for insurance losses
 and loss adjustment expenses                                      $ 216       $ 225
Reinsurance ceded                                                    (33)        (44)
                                                                   -----       -----
Net reserve for insurance losses and loss adjustment expenses      $ 183       $ 181
                                                                   =====       =====

Changes in the net reserve for unpaid losses and loss adjustment expenses net of reinsurance, salvage and subrogation for the Company's property and casualty operations were as follows:

                                                           Year Ended December 31,
                                                          1995        1994       1993
                                                          ----        ----       ----
                                                            (in millions of dollars)
Balance at beginning of year (net of reinsurance
 ceded of $44 million, $47 million and $38 million)      $ 177       $ 166       $ 142

Incurred related to:
  Current year                                             117         115         113
  Prior years                                               (8)         (8)        (11)
                                                         -----       -----       -----
Total incurred                                             109         107         102
                                                         -----       -----       -----

Paid related to:
  Current year                                             (51)        (42)        (37)
  Prior years                                              (55)        (54)        (41)
                                                         -----       -----       -----
Total paid                                                (106)        (96)        (78)
                                                         -----       -----       -----

Balance at end of year (net of reinsurance
 ceded of $33 million, $44 million and $47 million)      $ 180       $ 177       $ 166
                                                         =====       =====       =====

Note 8 - Income Taxes

The "Provision for income taxes" included the following:

                                                Year Ended December 31,
                                             ---------------------------
                                             1995        1994       1993
                                             ----        ----       ----
                                               (in millions of dollars)
Current tax expense:
  United States                             $ 218       $  86       $  61
  State and local                              15          10           3
  Foreign                                      14          22          13
                                            -----       -----       -----
Total current tax expense                     247         118          77
                                            -----       -----       -----
Deferred tax (credit) expense:
  United States                               (71)         (8)         (2)
  State and local                               3          11          11
  Foreign                                       4          (1)         --
                                            -----       -----       -----
Total deferred tax (credit) expense           (64)          2           9
                                            -----       -----       -----
Effect of restating deferred taxes for
 enacted U.S. tax rate increase                --          --          22
                                            -----       -----       -----
Total provision for income taxes            $ 183       $ 120       $ 108
                                            =====       =====       =====


Income taxes paid by the Company for the years ended December 31, 1995, 1994 and 1993 amounted to $337 million, $27 million and $82 million, respectively. Included in these amounts are taxes paid (net of refunds) to Chrysler under the Tax Sharing Agreement of $312 million, $15 million and $63 million, in 1995, 1994 and 1993, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory income tax rate to earnings before income taxes and cumulative effect of changes in accounting principles, as follows:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                 1995          1994         1993
                                                 ----          ----         ----
                                                    (in millions of dollars)
Tax at U.S. statutory rate                       $ 183        $ 110        $  93
State and local income taxes                        12           14            9
Amortization of investment tax credits              (2)          (1)          (2)
Income not subject to taxes                         (2)          (2)          (2)
Purchase accounting adjustments                     (6)           2           (5)
Leveraged lease rate adjustments                    (5)          (6)          (8)
Rate adjustment of U.S. deferred tax assets
 and liabilities                                  --           --             22
Other                                                3            3            1
                                                 -----        -----        -----
Total provision for income taxes                 $ 183        $ 120        $ 108
                                                 =====        =====        =====
Effective tax rate                                35.0%        38.1%        40.5%
Statutory tax rate                                35.0%        35.0%        35.0%

Note 8 - Income Taxes - continued

The tax-effected temporary differences which comprise deferred tax assets and liabilities were as follows:

                                      December 31, 1995         December 31, 1994
                                   ----------------------    -----------------------
                                   Deferred    Deferred      Deferred     Deferred
                                      Tax         Tax           Tax          Tax
                                    Assets    Liabilities     Assets     Liabilities
                                   --------   -----------    ---------   -----------
                                                (in millions of dollars)
Nondeductible reserves               $182        $   --        $178        $   --
Leasing activities                     --         1,674          --         1,654
Depreciation                           --            11          --            11
State and local taxes                  --           106          --           100
Postretirement benefits other
 than pensions                         20            --          17            --
Foreign currency exchange              28            --          28            --
Servicing transactions                 61            --           7            --
Other                                  70            69          48            62
                                     ----        ------        ----        ------
Total                                $361        $1,860        $278        $1,827
                                     ====        ======        ====        ======

Note 9 - Commitments and Contingent Liabilities

Various legal actions are pending against Chrysler Financial Corporation and certain of its subsidiaries, some of which seek damages in large or unspecified amounts and other relief. The Company believes each proceeding constitutes routine litigation encountered in the normal course of business. Although the ultimate amount of liability with respect to such matters cannot be determined at December 31, 1995, the Company has established reserves which it believes will be sufficient to cover these matters. After giving effect to these reserves, management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

The Company is contingently liable for guarantees totaling $213 million at December 31, 1995 provided in connection with an automotive receivable funding arrangement.

The Company is obligated under terms of noncancelable operating leases for the majority of its office facilities and equipment, as well as for a number of dealership facilities which are subleased to Chrysler-authorized automotive dealers. These leases are generally renewable and provide that certain expenses related to the properties are to be paid by the lessee.

Future minimum lease commitments under the aforementioned leases with remaining terms in excess of one year at December 31, 1995 are as follows:

           Year Ending December 31,             (in millions of dollars)
           1996                                          $ 43
           1997                                            39
           1998                                            34
           1999                                            29
           2000                                            22
           Thereafter                                      70
                                                          ---
           Total                                         $237
                                                         ====

Future minimum lease commitments have not been reduced by minimum sublease rentals of $153 million due in the future under noncancelable subleases.

Rental expense for operating leases for the years ended December 31, 1995, 1994 and 1993 was $50 million, $53 million and $58 million, respectively. Sublease rentals of $40 million, $42 million, and $42 million were received in 1995, 1994 and 1993, respectively.


Note 10 - Shareholder's Investment

"Shareholder's Investment" is summarized as follows:

                                                Additional                      Total
                                     Common       Paid-in       Retained     Shareholder's
                                      Stock       Capital       Earnings      Investment
                                     ------     ----------      --------     -------------
                                                  (in millions of dollars)
Balance - December 31, 1992            $25        $1,168        $ 1,805         $ 2,998

  Net earnings                          --            --            129             129
  Minimum pension liability
   in excess of unrecognized
   prior service cost                   --            --              4               4
                                       ---        ------        -------         -------

Balance - December 31, 1993             25         1,168          1,938           3,131
                                       ---        ------        -------         -------

  Net earnings                          --            --            195             195
  Common stock dividends                --            --            (40)            (40)
  Net unrealized holding losses
   on securities                        --            --            (13)            (13)
                                       ---        ------        -------         -------

Balance - December 31, 1994             25         1,168          2,080           3,273
                                       ---        ------        -------         -------

  Net earnings                          --            --            339             339
  Common stock dividends                --            --           (335)           (335)
  Net unrealized holding gains
   on securities                        --            --             25              25
                                       ---        ------        -------         -------

Balance - December 31, 1995            $25        $1,168        $ 2,109         $ 3,302
                                       ===        ======        =======         =======

Note 11 - Transactions with Affiliates

Since 1968, the Company has had an Income Maintenance Agreement with Chrysler. The agreement provides for payments to maintain the Company's required coverage of earnings available for fixed charges at 110 percent. No payments were required pursuant to the Income Maintenance Agreement for 1995, 1994 or 1993.

Gains and losses from translating assets and liabilities outside the United States to U.S. dollar equivalents are credited or charged to Chrysler in accordance with an agreement indemnifying the Company against losses incurred as a result of foreign exchange risks. Pursuant to this agreement, the Company paid less than $1 million to Chrysler in 1995 and charged Chrysler $24 million in 1994 and $10 million in 1993.

At December 31, 1995, the Company had short-term borrowings from Chrysler of $37 million and Chrysler had short-term borrowings from the Company of $37 million. At December 31, 1994, the Company had short-term borrowings from Chrysler of $275 million and Chrysler had short-term borrowings from the Company of $275 million.

In 1995, the Company and Chrysler entered into a support agreement in which Chrysler will reimburse the Company for actual credit losses in Mexico up to a specified amount.

Pursuant to an agreement between Chrysler and Chrysler Realty Corporation, the Company received fees of $22 million in 1995, $22 million in 1994 and $25 million in 1993. The fees include charges for administrative services rendered in the management of dealership land and facilities, reimbursement of holding costs on vacant facilities, reimbursement of charges by the Company to dealer tenants for rent in amounts less than the Company pays as rent on certain leased facilities and for rent in amounts less than current market rent on certain owned facilities.

The Company provides financing related to programs sponsored by Chrysler for the sale and lease of Chrysler vehicles. Under these programs, interest rate differentials received from Chrysler are earned on a level yield basis over the term of the receivables, or if the related receivables are sold, unearned amounts are included in the calculation of gains or losses from the sale of retail receivables. In addition, the Company provides secured financing to Chrysler in the normal course of business. At December 31, 1995, $1,645 million was outstanding under these agreements as compared to $2,185 million at December 31, 1994.


Note 12 - Employee Benefit Plans

On December 31, 1995, the Company's pension plans were merged into similar pension plans providing contributory and noncontributory benefits sponsored by Chrysler. The noncontributory Chrysler pension plan covers substantially all of the employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries and provides benefits based on a fixed rate for each year of service. Additionally, contributory benefits are provided to substantially all salaried employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries under Chrysler's Salaried Employees' Retirement Plan. This plan provides benefits based on the employee's cumulative contributions, years of service and the employee's average salary during the consecutive five years in which salary was highest in the 15 years preceding retirement. Net pension expense was $24 million in 1995 (including $17 million in connection with a voluntary early retirement program offered in 1995), $11 million in 1994, and $7 million in 1993.

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


Note 13 - Financial Instruments

Derivative Financial Instruments

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

The following table summarizes off-balance sheet interest rate derivatives and related financial instruments:

                                                                            Notional Amounts Outstanding
                                                                             and Weighted Average Rates
                                                                                     December 31,
Interest Rate Derivatives and           Variable Rate      Maturing         ----------------------------
Related Financial Instruments              Indices         Through              1995             1994
-----------------------------           -------------      --------         ------------      ----------
                                                                               (in millions of dollars)
Pay Fixed Interest Rate Swaps

  Short-term notes                                           1998           $     250         $     500
    Weighted avg. pay rate                                                       9.08%             9.09%
    Weighted avg. receive rate           Money Market                            5.86%             5.98%

  Term notes                                                 1997           $      74         $      90
    Weighted avg. pay rate                                                       7.38%             9.44%
    Weighted avg. receive rate           LIBOR                                   6.59%             5.81%

Receive Fixed Interest Rate Swaps

  Term notes                                                 2006           $     750         $     126
    Weighted avg. pay rate               LIBOR                                   7.54%             5.84%
    Weighted avg. receive rate                                                   8.27%             9.41%

Variable Interest Rate Swaps

  Term notes                                                 1999           $   1,611         $      61
    Weighted avg. pay rate               LIBOR                                   5.93%             6.16%
    Weighted avg. receive rate           Treasury                                6.08%             6.89%

Pay Fixed Interest Rate Cap

  Retained Interests in
   Sold Receivables                                          --             $      --         $     134
    Weighted avg. pay rate                                                         --              0.04%
    Weighted avg. receive rate           LIBOR                                     --              0.14%

Forward Interest Rate Contract

  Retained Interests in
   Sold Receivables                                          --             $      --         $     500
    Weighted avg. contract rate          Treasury                                  --              7.70%
                                                                            ---------         ---------

   Total Notional Amounts Outstanding                                       $   2,685         $   1,411
                                                                            =========         =========

The impact of interest rate derivatives on interest expense was not material in 1995, 1994 and 1993.

The Company enters into currency exchange agreements to manage its exposure arising from changing exchange rates related to specific funding transactions. The Company hedges against borrowings denominated in currencies other than the borrowers' local currency. The borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreement. The reported amount of such currency borrowings was $330 million. If the Company had not entered into currency exchange agreements, the recorded amount of debt would have been $175 million higher at December 31, 1995.

The following table summarizes the Company's portfolio of currency derivative financial instruments as of December 31, 1995 and 1994:

                                                                           December 31, 1995
                                                                        ------------------------
      Currency                                               Weighted   Contract or       Net
Derivative Financial        Currency                          Average     Notional    Unrealized
     Instrument              Amount           Maturity    Interest Rate    Amount        Gain
--------------------        --------          --------    -------------  ----------   ----------
                         (in millions)                                  (in millions of dollars)
Deutsche marks -
     Fixed Rate
     Senior Term Debt        DM 350          1996-1997          6.69%       $161        $ 97
Swiss francs -
     Fixed Rate
     Senior Term Debt        SF 260             1996            5.52%        132         102
U.S. dollars (1) -
     Fixed Rate
     Short-term notes        US$ 37             1996            5.99%         37           1
                                                                            ----        ----
Total                                                                       $330        $200
                                                                            ====        ====

                                                                           December 31, 1994
                                                                        ------------------------
      Currency                                               Weighted   Contract or       Net
Derivative Financial        Currency                          Average     Notional    Unrealized
     Instrument              Amount           Maturity    Interest Rate    Amount        Gain
--------------------        --------          --------    -------------  ----------   ----------
                         (in millions)                                  (in millions of dollars)
Deutsche marks -
     Fixed Rate
     Senior Term Debt        DM 500         1995-1997            7.11%      $251        $ 79
Swiss francs -
     Fixed Rate
     Senior Term Debt        SF 260            1996              7.26%       132          72
U.S. dollars (1) -
     Fixed Rate
     Short-term notes        US$ 78            1995              6.16%        78           2
     Fixed Rate
     Short-term Notes        US$ 273           1995              6.57%       273          88
                                                                            ----        ----
Total                                                                       $734        $241
                                                                            ====        ====

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

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        December 31, 1995                 December 31, 1994
                                    -------------------------        -------------------------
                                    Carrying            Fair         Carrying            Fair
                                     Amount             Value         Amount             Value
                                    --------            -----        --------            -----
                                                      (in millions of dollars)
Balance Sheet financial instruments:
Marketable securities                $   674           $   674        $   583           $   583
Finance receivables - net (1)        $10,844           $10,824        $10,559           $10,513
Retained interests in sold
 receivables - net                   $ 2,733           $ 2,757        $ 2,251           $ 2,263
Debt (2)                             $11,944           $12,229        $10,891           $10,884
Currency exchange agreements         $   175(3)        $   200        $   220(3)        $   241

(1) The carrying value of finance receivables - net excludes approximately $1,800 million and $1,864 million of direct finance and leveraged leases classified as "Finance receivables - net" in the Company's Consolidated Balance Sheet at December 31, 1995 and 1994, respectively. December 31, 1995 and 1994 data includes approximately $4,704 million and $6,851 million, respectively, of finance receivables which reprice monthly at current market rates. The carrying value of these finance receivables approximates fair value.

(2) December 31, 1995 and 1994 data includes approximately $4,924 million and $5,643 million, respectively, of short-term notes, term debt and other borrowings which reprice at current market rates. The carrying amount and fair value of debt includes the effect of the foreign currency exchange agreements.

(3) Recorded in the balance sheet as a net reduction in debt.

The carrying value of cash and cash equivalents and accounts payable approximates market value due to the short maturity of these instruments.

                                             December 31, 1995          December 31, 1994
                                          ------------------------   -----------------------
                                          Contract or   Unrealized   Contract or  Unrealized
                                            Notional       Gains       Notional      Gains
                                             Amount      (Losses)       Amount     (Losses)
                                          -----------   ----------   -----------  ----------
                                                      (in millions of dollars)
Derivative financial instruments with
off-balance sheet risk:

 Aggregate unrealized gain positions:
  Interest rate swaps                        $  750        $ 26         $  101        $  4
  Interest rate caps                             --          --            134          --
  Forward interest rate contract                 --          --            500           1

Aggregate unrealized loss positions:
  Interest rate swaps                         1,935         (33)           676         (16)
                                             ------        ----         ------        ----

Total                                        $2,685        $ (7)        $1,411        $(11)
                                             ======        ====         ======        ====

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

    Marketable Securities

    The fair value of marketable securities was estimated using quoted market prices.

    Finance Receivables - net

    The carrying value of variable rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of December 31, 1995 and 1994, respectively.

    Retained Interests in Sold Receivables - Net

    The fair value of excess servicing cash flows and other subordinated amounts due the Company arising from receivable sale transactions was estimated by discounting expected cash flows.

    Debt

    The fair value of debt was estimated by discounting cash flows using rates currently available for debt with similar terms and remaining maturities. At December 31, 1994, the public debt was determined using quoted market prices, where available.

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

Note 14 - Revenues, Earnings and Assets by Business Segment and
          Geographical Area

Revenues, earnings and assets of finance and insurance operations were as follows:

                                                   Year Ended December 31,
                                                  -------------------------
                                                  1995      1994       1993
                                                  ----      ----       ----
                                                   (in millions of dollars)
Finance revenue and other revenues:
  Finance operations                             $2,266    $1,831    $1,878
  Insurance operations                              173       164       161
                                                 ------    ------    ------
Consolidated finance revenue and
 other revenues                                  $2,439    $1,995    $2,039
                                                 ======    ======    ======

 Earnings before income taxes and cumulative
 effect of changes in accounting
 principles:
  Finance operations                             $  492    $  295    $  249
  Insurance operations                               30        20        18
                                                 ------    ------    ------
Consolidated earnings before income taxes and
 cumulative effect of changes in accounting
 principles                                      $  522    $  315    $  267
                                                 ======    ======    ======

                                                        December 31,
                                                  -------------------------
                                                  1995      1994       1993
                                                  ----      ----       ----
                                                   (in millions of dollars)
Assets:
  Finance operations                             $17,405   $16,274   $13,870
  Insurance operations                               430       374       381
                                                 -------   -------   -------
Consolidated assets                              $17,835   $16,648   $14,251
                                                 =======   =======   =======


Revenues, earnings and assets by geographical area were as follows:

                                                   Year Ended December 31,
                                                  -------------------------
                                                  1995      1994       1993
                                                  ----      ----       ----
                                                   (in millions of dollars)
Revenues:
  United States                                  $2,154    $1,778    $1,854
  Canada                                            162        98        84
  Mexico                                            123       119       101
                                                 ------    ------    ------
Consolidated revenues                            $2,439    $1,995    $2,039
                                                 ======    ======    ======

Earnings before income taxes and cumulative
effect of changes in accounting
 principles:
  United States                                  $  495    $  278    $  236
  Canada                                             37        26        13
  Mexico                                            (10)       11        18
                                                 ------    ------    ------
Consolidated earnings before income taxes and
 cumulative effect of changes in accounting
 principles                                      $  522    $  315    $  267
                                                 ======    ======    ======

Note 14 - Revenues, Earnings and Assets by Business Segment and Geographical Area - continued

                                                        December 31,
                                                  -------------------------
                                                  1995      1994       1993
                                                  ----      ----       ----
                                                   (in millions of dollars)
Assets:
  United States                                  $16,753   $15,507   $13,259
  Canada                                             837       708       515
  Mexico                                             245       433       477
                                                 -------   -------   -------
Consolidated assets                              $17,835   $16,648   $14,251
                                                 =======   =======   =======


Note 15 - Selected Quarterly Financial Data - Unaudited

Selected quarterly financial data for the years ended December 31, 1995 and 1994 are as follows:

                                      Year Ended December 31, 1995
                                  -------------------------------------
                                   First    Second    Third     Fourth
                                  Quarter   Quarter  Quarter    Quarter
                                  -------   -------  -------    -------
                                        (in millions of dollars)
Total finance revenue              $383      $418      $381      $449
Interest expense                   $213      $247      $221      $229
Net margin and other revenues      $347      $381      $365      $436
Provision for credit losses        $ 88      $100      $ 68      $ 86
Provision for income taxes         $ 40      $ 41      $ 51      $ 51
Net earnings                       $ 69      $ 86      $ 87      $ 97

                                      Year Ended December 31, 1994
                                  -------------------------------------
                                   First    Second    Third     Fourth
                                  Quarter   Quarter  Quarter    Quarter
                                  -------   -------  -------    -------
                                        (in millions of dollars)
Total finance revenue              $332      $326      $332      $378
Interest expense                   $185      $193      $178      $198
Net margin and other revenues      $300      $281      $318      $342
Provision for credit losses        $ 47      $ 40      $ 71      $ 45
Provision for income taxes         $ 28      $ 25      $ 32      $ 35
Net earnings                       $ 47      $ 44      $ 50      $ 54

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


INDEPENDENT AUDITORS' REPORT


Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan


We have audited the accompanying consolidated balance sheet of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Financial Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


January 18, 1996


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

2.       Financial Statement Schedules

         Independent Auditors' Report on Schedule (page 58 of Form 10-K)

         Schedule II - Valuation and qualifying accounts and reserves (page 60 of Form 10-K)

         Notes:
         (A) Separate Company financial statements of Chrysler Financial Corporation for the years ended December 31, 1994, 1993 and 1992 are omitted as not required under instructions contained in Regulation S-X.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         - continued

10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-I to the quarterly report of Chrysler Financial Corporation on Form 10-Q for the quarter June 30, 1995, and incorporated herein by reference.

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

10-S Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

 10-X Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Y Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-Z Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-AA Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-BB Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-DD Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-EE Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-GG Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-HH Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-JJ Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-KK Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-LL Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-NN Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-OO Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as
         Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

10-PP Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

10-QQ Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-RR Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-SS Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

 10-UU Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-WW Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-XX Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-YY Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-ZZ Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-AAA Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-BBB Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-CCC Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-DDD Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EEE Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FFF Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-GGG Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-HHH Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
         Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-JJJ Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-KKK Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
         Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-LLL Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-MMM Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-NNN Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-OOO Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-RRR Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-SSS Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-TTT Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as
         Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-UUU Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-VVV Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-WWW Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-XXX Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-YYY Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

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

10-AAAA Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-BBBB Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-DDDD Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-FFFF Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-GGGG Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-HHHH Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-IIII Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-JJJJ Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-KKKK Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2.

10-LLLL  Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as
         Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-MMMM Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-NNNN Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-OOOO Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-PPPP Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1.

10-QQQQ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23       Consent of Deloitte & Touche LLP.

24 Power of Attorney to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

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

(b) The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CHRYSLER FINANCIAL CORPORATION




                                             By s/T. W. SIDLIK
                                                ---------------------------
                                                T. W. Sidlik
                                                Chairman of the Board

Date: January 19, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal executive officer:



s/T. W. SIDLIK             Chairman of the Board           January 19, 1996
--------------------------
T. W. Sidlik



Principal financing officer:



s/D. M. CANTWELL           Vice President and Treasurer    January 19, 1996
--------------------------
D. M. Cantwell



Principal accounting officer:



s/T. F. Gilman             Vice President and Controller   January 19, 1996
--------------------------
T. F. Gilman

Board of Directors:



s/THOMAS P. CAPO*          Director                        January 19, 1996
--------------------------
Thomas P. Capo



s/DARRELL L. DAVIS*        Director                        January 19, 1996
--------------------------
Darrell L. Davis



ROBERT   J. EATON*         Director                        January 19, 1996
--------------------------
Robert J. Eaton



ROBERT A. LUTZ*            Director                        January 19, 1996
--------------------------
Robert A. Lutz



s/WILLIAM  J. O'BRIEN III* Director                        January 19, 1996
--------------------------
William J. O'Brien III



T. W. SIDLIK*              Director                        January 19, 1996
--------------------------
T. W. Sidlik



GARY C. VALADE*            Director                        January 19, 1996
--------------------------
Gary C. Valade



*By s/B. C. BABBISH
    ----------------------
    B. C. Babbish
    Attorney-in-Fact
    January 19, 1996

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


INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan


We have audited the consolidated financial statements of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 18, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Chrysler Financial Corporation and consolidated subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


January 18, 1996


_______________
Deloitte Touche
Tohmatsu
International
_______________

                      THIS PAGE INTENTIONALLY LEFT BLANK


                              CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        (in millions of dollars)



       Column A                     Column B              Column C             Column D        Column E
       --------                     ----------            --------             --------        --------
                                                          Additions
                                                   -----------------------
                                                         Charged to

                                    Balance at     Charged to    Other                         Balance
                                    Beginning      Costs and     Accounts-     Deductions-     at End
                                    of Period      Expenses      Describe      Describe        of Period
                                    ----------     ----------    ---------     -----------     ---------
YEAR ENDED DECEMBER 31, 1995

Net reserve for insurance losses
 and loss adjustment expenses         $181           $111          $ -           $109(a)         $183


YEAR ENDED DECEMBER 31, 1994

Net reserve for insurance losses
 and loss adjustment expenses         $173           $109          $ -           $101(a)         $181


YEAR ENDED DECEMBER 31, 1993

Net reserve for insurance losses
 and loss adjustment expenses         $152           $108          $ -           $ 87(a)         $173







NOTES:

(a) Primarily reductions for claims settled

                      THIS PAGE INTENTIONALLY LEFT BLANK

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

10-I Copy of Fifth Amended and Restated Commitment Transfer Agreement, dated as of May 1, 1995, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as agent. Filed as Exhibit 10-I to the quarterly report of Chrysler Financial Corporation on Form 10-Q for the quarter June 30, 1995, and incorporated herein by reference.

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

10-S Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

10-X Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-Y Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-Z Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-AA Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-BB Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-DD Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-EE Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-GG Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

 10-HH Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as Exhibit
         4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-JJ Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-KK Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-LL Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-NN Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-OO Copy of Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, related to Money Market Auto Loan Trust 1990-1. Filed as
         Exhibit 4-A to the Registration of Certain Classes of Securities Report of Money Market Auto Loan Trust 1990-1 on Form 8-A, and incorporated herein by reference.

10-PP Copy of Amendment No. 1 to the Pooling and Servicing Agreement, dated as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee, with respect to Money Market Auto Loan Trust 1990-1. Filed as Exhibit 4-B to the Quarterly Report of Money Market Auto Loan Trust 1990-1 on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.

10-QQ Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

10-RR Copy of Indenture, dated as of May 1, 1992, between Premier Auto Trust 1992-3 and Bankers Trust Company with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-SS Copy of a 5.90% Asset Backed Note with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-TT Copy of Trust Agreement, dated as of April 1, 1992, as amended and restated as of May 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-3. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-3 for the quarter ended June 30, 1992, and incorporated herein by reference.

10-UU Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-WW Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-XX Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-YY Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-ZZ Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-AAA Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-BBB Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as
         Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

10-CCC Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-DDD Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EEE Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FFF Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-GGG Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-HHH Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as
         Exhibit 10-PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-JJJ Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-KKK Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as
         Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-LLL Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-MMM Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-NNN Copy of Purchase Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Auto 1 Limited Partnership and Chrysler Financial Corporation, with respect to Auto 1 Trust. Filed as Exhibit 10-UUUUUU to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-OOO Copy of Master Lease Agreement, dated as of January 25, 1993, among Chrysler Credit Canada Ltd., Chrysler Canada Ltd. and Auto 1 Limited Partnership, with respect to Auto 1 Trust. Filed as Exhibit 10-VVVVVV to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-RRR Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-SSS Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-TTT Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as
         Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-UUU Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-VVV Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-WWW Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-XXX Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-YYY Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

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

10-AAAA Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-BBBB Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-DDDD Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-FFFF Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-GGGG Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-HHHH Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-IIII Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-JJJJ Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-KKKK Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2.

10-LLLL  Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as
         Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-MMMM Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-NNNN Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-OOOO Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-PPPP Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1.

10-QQQQ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23       Consent of Deloitte & Touche LLP.

24 Power of Attorney to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

27       Financial Data Schedule.