Form 10-Q
period 1996-03-31
CHRYSLER FINANCIAL CORP
filed 1996-04-16
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        March 31, 1996
                               ----------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number        1-5966
                       --------------------


                        Chrysler Financial Corporation
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       State of Michigan                                     38-0961430
- ------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


27777 Franklin Road, Southfield, Michigan                    48034-8286
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (810) 948-3058
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __ x __   No ______

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

The registrant had 250,000 shares of common stock outstanding as of March 31, 1996.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "10-K Report").

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Net Earnings
(in millions of dollars)
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1996       1995
                                                    ----       ----
                                                       (unaudited)
Finance Revenue:
  Automotive financing:
    Retail                                           $218      $155
    Wholesale and other                               153       177
    Rent income - leased vehicles                      31        10
  Nonautomotive financing                              32        41
                                                     ----      ----
    Total finance revenue                             434       383

Interest expense                                      216       213
                                                     ----      ----

    Net margin                                        218       170

Other revenues:
  Servicing fee income                                 70        69
  Insurance premiums earned                            34        37
  Investment and other income                          73        71
                                                     ----      ----
    Net margin and other revenues                     395       347
                                                     ----      ----

Costs and expenses:
  Operating expenses                                  110        95
  Provision for credit losses                          67        88
  Insurance losses and loss adjustment expenses        27        28
  Depreciation and other expenses                      37        27
                                                     ----      ----
    Total costs and expenses                          241       238
                                                     ----      ----

Earnings before income taxes                          154       109

Provision for income taxes                             56        40
                                                     ----      ----

Net Earnings                                         $ 98      $ 69
                                                     ====      ====
Consolidated Statement of                             Three Months Ended
Shareholder's Investment                                    March 31,
                                                    ----------------------
(in millions of dollars)                              1996           1995
                                                    --------       -------
                                                          (unaudited)
Balance at beginning of period                      $ 3,302       $ 3,273
Net earnings                                             98            69
Common stock dividends                                  (92)          (63)
Net unrealized holding (losses) gains on
  securities                                             (8)            7
                                                    -------       -------

Balance at end of period                            $ 3,300       $ 3,286
                                                    =======       =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet
(in millions of dollars)

                                               March 31,        December 31,        March 31,
Assets:                                          1996               1995              1995
                                             ------------       -----------        -----------
                                              (unaudited)                          (unaudited)

Finance receivables - net (Note 1)              $12,719          $12,644             $12,992
Retained interests in sold
  receivables - net (Note 1)                      2,825            2,733               2,516
                                                -------          -------             -------
    Total finance receivables and
      retained interests - net                   15,544           15,377              15,508

Cash and cash equivalents                           404              476                 330
Marketable securities                               654              674                 723
Vehicles leased - net                               494              397                 173
Dealership properties leased - net                  357              363                 398
Repossessed collateral                              207              194                 169
Amounts due from affiliated
 companies                                            9               --                  --
Other assets                                        484              354                 401
                                                -------          -------             -------

Total Assets                                    $18,153          $17,835             $17,702
                                                =======          =======             =======


Liabilities:

Debt (Note 3)                                   $12,009          $11,769             $11,858
Accounts payable, accrued
 expenses and other                               1,349            1,236               1,018
Amounts due to affiliated companies                  --               29                   4
Deferred income taxes                             1,495            1,499               1,536
                                                -------          -------             -------
    Total Liabilities                            14,853           14,533              14,416
                                                -------          -------             -------

Shareholder's Investment                          3,300            3,302               3,286
                                                -------          -------             -------

Total Liabilities and
 Shareholder's Investment                       $18,153          $17,835             $17,702
                                                =======          =======             =======

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Cash Flows
(in millions of dollars)
                                                                          Three Months Ended
                                                                                March 31,
                                                                          ------------------
                                                                          1996          1995
                                                                          ----          ----
                                                                              (unaudited)
Cash Flows From Operating Activities:
  Net earnings                                                          $     98       $     69
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Net gains from receivable sales                                          (25)            (7)
    Provision for credit losses                                               67             88
    Depreciation and amortization and
      write-off of intangible assets                                          26             22
    Change in deferred income taxes and income
      taxes payable                                                            2            (17)
    Change in amounts due affiliated companies                               129             70
    Change in accounts payable, accrued
     expenses and other assets                                               118           (154)
                                                                        --------       --------

  Net cash provided by operating activities                                  415             71
                                                                        --------       --------

Cash Flows From Investing Activities:

  Acquisitions of finance receivables                                    (19,242)       (18,903)
  Collections of finance receivables                                       7,962          8,693
  Proceeds from sales of finance receivables                              10,742          9,352
  Purchases of marketable securities                                        (495)          (469)
  Proceeds from sales and maturities of marketable securities                502            340
  Proceeds from sales of equipment and vehicles
   leased                                                                     14             32
  Purchases of equipment and vehicles leased                                (129)           (51)
  Other                                                                      (23)           (33)
                                                                        --------        -------

  Net cash (used in) investing activities                                   (669)        (1,039)
                                                                        --------       --------

Cash Flows From Financing Activities:

  Change in short-term notes and affiliated borrowings                      (525)          (206)
  Proceeds from issuance of term debt                                        903          1,470
  Repayment of term debt                                                    (148)           (13)
  Bank borrowings                                                             48              -
  Payment of dividends                                                       (92)           (63)
  Other                                                                       (4)           (64)
                                                                        --------       --------

  Net cash provided by financing activities                                  182          1,124
                                                                        --------       --------

Change in cash and cash equivalents                                          (72)           156
Cash and cash equivalents at beginning of period                             476            174
                                                                        --------       --------

Cash and Cash Equivalents at End of Period                              $    404       $    330
                                                                        ========       ========

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries


ITEM 1. FINANCIAL STATEMENTS - CONTINUED

Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                             March 31,         December 31,        March 31,
                                               1996               1995               1995
                                            ---------         ------------        ---------
                                           (unaudited)                           (unaudited)
                                                       (in millions of dollars)
Automotive:
  Retail                                   $ 6,635              $ 6,528             $ 5,918
  Wholesale and other                        2,496                3,059               3,460
  Retained senior interests in sold
   wholesale receivables*                    1,430                  935               1,528
                                           -------              -------             -------
      Total automotive                      10,561               10,522              10,906
                                           -------              -------             -------

Nonautomotive:
  Leveraged leases                           1,764                1,679               1,540
  Commercial                                   652                  712                 803
                                           -------              -------             -------
      Total nonautomotive                    2,416                2,391               2,343
                                           -------              -------             -------

Total finance receivables                   12,977               12,913              13,249
  Less allowance for credit losses            (258)                (269)               (257)
                                           -------              -------             -------
Total finance receivables - net            $12,719              $12,644             $12,992
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

The Company's retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables - net":


                                            March 31,          December 31,           March 31,
                                              1996                 1995                 1995
                                            ---------          ------------           ---------
                                           (unaudited)                               (unaudited)
                                                        (in millions of dollars)
Cash and investments                        $  445               $  396                $  682
Subordinated interests in
 receivables                                 2,254                2,234                 1,747
Residual cash flows                            170                  166                   121
Other                                          238                  243                   258
  Less allowance for credit losses            (282)                (306)                 (292)
                                            ------               ------                ------
Total retained interests in sold
 receivables - net                          $2,825               $2,733                $2,516
                                            ======               ======                ======

                Chrysler Financial Corporation and Subsidiaries

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                            March 31,         December 31,          March 31,
                                              1996                1995                 1995
                                            ---------         ------------          ---------
                                           (unaudited)                             (unaudited)
                                                        (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                          $258                 $269               $257
 Retained interests in sold
    receivables                                282                  306                292
 Vehicles leased                                 3                    3                  2
                                              ----                 ----               ----
     Total                                    $543                 $578               $551
                                              ====                 ====               ====


Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:


                                            March 31,            December 31,      March 31,
                                              1996                   1995             1995
                                            ---------            ------------      ---------
                                           (unaudited)                             (unaudited)
                                                          (in millions of dollars)
Retail                                      $12,739                $13,043           $12,411
Wholesale and other                           7.686                  8,010             6,972
                                            -------                -------           -------
Total                                       $20,425                $21,053           $19,383
                                            =======                =======           =======



Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $25 million and $7 million for the three months ended March 31, 1996 and 1995, respectively. The provision for credit losses related to such sales amounted to $30 million and $34 million for the three months ended March 31, 1996 and 1995, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

                          Chrysler Financial Corporation and Subsidiaries

Note 3 - Debt

                              Weighted Average
                             Interest Rates at        March 31,    December 31,        March 31,
Maturity                       March 31, 1996           1996           1995              1995
- --------                     -----------------       ---------     ------------        ---------
                                                    (unaudited)                      (unaudited)
                                                             (in millions of dollars)
Short-term notes placed
primarily in the open
market:
  United States                                        $ 1,483         $ 2,194          $ 3,556
  Canada                                                   427             241              553
                                                       -------         -------          -------
  Total short-term notes
   (primarily commercial
     paper)                          5.4%                1,910           2,435            4,109
                                                       -------         -------          -------

Bank borrowings                                             48              --               --
                                                       -------         -------          -------

Senior term debt:
  United States, due
    1995                                                    --              --              573
    1996                             6.6%                1,480           1,601            1,602
    1997                             6.4%                2,878           2,878            1,418
    1998                             6.4%                2,265           1,885            1,242
    1999                             8.5%                1,501           1,394            1,316
    2000                             6.2%                  772             770              475
Thereafter                           7.4%                  750             391              719
                                                       -------         -------           ------
    Total United States                                  9,646           8,919            7,345
  Canada, due 1995-1999              8.3%                  346             317              183
  Less unamortized discount                                  3               2                2
                                                       -------         -------          -------
   Total senior term debt                                9,989           9,234            7,526
                                                       -------         -------          -------

Subordinated term debt:
United States
  Senior due 1995                                           --              --               27
Other borrowings                                            62             100              196
                                                       -------         -------          -------
Total debt                                             $12,009         $11,769          $11,858
                                                       =======         =======          =======

Credit Facilities

The Company's revolving credit facilities total $8.0 billion consisting of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. During the first quarter of 1996, $10 million of the credit facility was allocated to the Company's international operations. As of March 31, 1996, $3 million of this amount was utilized.

During the first quarter of 1996, the Company began the process of negotiating new global revolving credit facilities to replace its existing global revolving credit facilities.

The Company has contractual debt maturities of $3.5 billion during the remainder of 1996 (including $1.9 billion of short-term notes), $2.9 billion in 1997, and $2.5 billion in 1998.

                Chrysler Financial Corporation and Subsidiaries


ITEM 1. FINANCIAL STATEMENTS - CONTINUED

Note 4 - Transfer of Ownership in Subsidiary

Effective as of January 1, 1996, the Company contributed the shares of its wholly-owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The noncash exchange was recorded at historical cost resulting in an increase in "Other assets" of approximately of $59 million and decrease in "Finance receivables - net" of $278 million, "Debt" of $34 million, "Amounts due to affiliated companies" of $167 million and "Deferred income taxes" of $13 million. The Company has recorded its investment in Grupo under the cost method.


Note 5 - Accounting Changes

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this standard did not have a material effect on the Company's results of operations or financial position.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $98 million for the first quarter ended March 31, 1996 compared to $69 million for the first quarter of 1995. The increase in first quarter 1996 net earnings reflects improved net margin and higher average automotive finance receivables outstanding.

Automotive financing volume totaled $20.2 billion in the first quarter of 1996, compared to $20.5 billion in the first quarter of 1995. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three months ended March 31, 1996, and 1995, respectively, were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                     1996             1995
                                                     ----             ----
United States Penetration:
    Retail                                           20%              30%
    Wholesale                                        71%              72%

Number of New Chrysler Vehicles Financed
 in the United States (in thousands):
    Retail                                           115              159
    Wholesale                                        443              427


The decrease in retail penetration is primarily due to increased competition and actions taken by the Company to improve retail credit quality mix.

Net margin totaled $218 million for the three months ended March 31, 1996, compared to $170 million for the three months ended March 31, 1995, primarily reflecting lower average effective cost of borrowings during 1996. Automotive financing revenue totaled $402 million in the first quarter of 1996, compared to $342 million in the first quarter of 1995, reflecting higher average automotive finance receivables outstanding and vehicles leased.

The Company reduced its nonautomotive commercial loans and leases to $0.7 billion at March 31, 1996, a reduction of 19 percent from a year ago. Finance revenue from the Company's nonautomotive financing operations declined to $32 million in the first quarter of 1996 from $41 million in the first quarter of 1995.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)

A comparison of the borrowing costs is shown in the following table:

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                       1996            1995
                                                       ----            ----
                                                      (dollars in millions)

        Interest expense                              $   216       $   213
        Average borrowings                            $12,187       $11,135
        Average effective cost of borrowings              7.1%          7.9%


The decline in the average effective borrowing costs to March 31, 1996 from March 31, 1995 primarily reflects lower market interest rates.

Operating expenses for the three months ended March 31, 1996 totaled $110 million, compared to $95 million for the comparable period of 1995. The increase in operating expenses for the first quarter of 1996 reflects an increase in finance receivables managed.

Provision for credit losses for the three months ended March 31, 1996, totaled $67 million, compared to $88 million for the comparable period of 1995. The decline in provision for credit losses was primarily due to the lower volume of retail automotive receivables.

Depreciation and other expenses for the three months ended March 31, 1996 totaled $37 million, compared to $27 million for the comparable period of 1995. The increase to the first quarter of 1996 from the first quarter of 1995 is due to the higher level of vehicles leased.

Total assets at March 31, 1996 were $18.2 billion, compared to $17.8 billion at December 31, 1995 and $17.7 billion a year ago. Total debt outstanding at March 31, 1996 was $12.0 billion, compared to $11.8 billion at December 31, 1995 and $11.9 billion a year ago. The Company's debt-to-equity ratio was 3.6 to 1 at March 31, 1996, unchanged from a year ago.

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $37.4 billion at March 31, 1996, compared to $38.1 billion at December 31, 1995, and $34.9 billion at March 31, 1995. The increase in receivables managed from March 31, 1995 reflects higher volume of automotive receivables acquired during 1995. Receivables serviced for others totaled $24.4 billion at March 31, 1996, compared to $25.2 billion at December 31, 1995 and $21.7 billion at March 31, 1995.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)


Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the first three months of 1996 and 1995 was as follows:

                                                  Three Months Ended
                                                        March 31,
                                                  ------------------
                                                 1996           1995
                                                 ----           ----
Net Credit Losses                              (in millions of dollars)

Automotive financing                           $    101       $     44
Nonautomotive financing                               2              8
                                               --------       --------
   Total                                       $    103       $     52
                                               ========       ========

Net Credit Losses to                             Three Months Ended
Average Receivables Outstanding                       March 31,
                                                -------------------
                                                1996           1995
                                                -----          ----
Automotive financing                            1.17%          0.56%
Nonautomotive financing                         0.26%          0.89%
   Total                                        1.10%          0.60%

During 1995, the Company experienced higher credit losses on automobile and light duty truck retail receivables, as did other consumer finance companies in the United States. The increased losses became more pronounced in early 1996. The Company attributes the higher loss experience to the combined effect of current economic conditions, a change in the credit mix of the Company's retail receivable originations during the first part of 1995 that resulted in an increase in the frequency of repossessions, and organizational realignments internal to the Company that affected retail collections. While higher credit losses on outstanding receivables are expected to continue in the near term, the Company has taken actions that it believes will improve the credit mix and servicing of its automotive retail receivables. However, no assurance as to future results can be given.

The Company's total allowance for credit losses totaled $543 million, $578 million, and $551 million at March 31, 1996, December 31, 1995, and March 31, 1995, respectively. The total allowance for credit losses as a percentage of related finance receivables outstanding was 1.62 percent at March 31, 1996, and 1.69 percent at December 31, 1995, and March 31, 1995.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Financial Review (continued)

Effective as of January 1, 1996, the Company contributed the shares of its wholly-owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The exchange was recorded at historical cost. The Company has recorded its investment in Grupo under the cost method.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first quarter of 1996 as the Company realized $1.1 billion of net proceeds from the sale of automotive retail receivables, compared to $1.4 billion of net proceeds in the first quarter of 1995. Securitization of revolving wholesale account balances provided funding which aggregated $6.6 billion and $5.8 billion at March 31, 1996 and 1995, respectively.

At March 31, 1996, the Company had contractual debt maturities of $3.5 billion during the remainder of 1996 (including $1.9 billion of short-term notes), $2.9 billion in 1997 and $2.5 billion in 1998.

The Company's revolving credit facilities which total $8.0 billion consist of a $2.4 billion facility expiring in May 1996 and a $5.6 billion facility expiring in May 2000. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. During the first quarter of 1996, $10 million of the credit facility was allocated to the Company's international operations. As of March 31, 1996, $3 million of this amount was utilized.

During the first quarter of 1996, the Company began the process of negotiating new revolving credit facilities to replace its existing revolving credit facilities.

The Company paid $92 million and $63 million in dividends to Chrysler Corporation in the first quarter of 1996 and 1995, respectively.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three months ended March 31, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K - continued

   10-A Copy of Income Maintenance Agreement, made December 20, 1968, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation. Filed as Exhibit 13- D to Registration Statement No. 2-32037 of Chrysler Financial Corporation, and incorporated herein by reference.

   10-B Copy of Agreement, made April 19, 1971, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, amending the Income Maintenance Agreement among such parties. Filed as Exhibit 13-B to Registration Statement No. 2-40110 of Chrysler Financial Corporation and Chrysler Corporation, and incorporated herein by reference.

   10-C Copy of Agreement, made May 29, 1973, among Chrysler Financial Corporation, Chrysler Corporation and Chrysler Motors Corporation, further amending the Income Maintenance Agreement among such parties. Filed as Exhibit 5-C to Registration Statement No. 2- 49615 of Chrysler Financial Corporation, and incorporated herein by reference.

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

   10-X Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10- PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K - continued

   10-BB Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10- ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

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

   10-PPPP Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-QQQQ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-RRRR Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-SSSS Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-TTTT Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as
              Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-UUUU Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

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

(b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1996.


   Date of Report                 Date Filed              Item Reported
   --------------                 ----------              -------------

   March 18, 1996               March 20, 1996                   5



   Financial Statements Filed
   --------------------------

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







                                       Chrysler Financial Corporation
                                       ------------------------------
                                                 (Registrant)





Date:  April 16, 1996            By:   s/T. F. Gilman
                                       -----------------------------
                                       T. F. Gilman
                                       Vice President and Controller
                                       Principal Accounting Officer

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

   10-X Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10- PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

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

   10-BB Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10- ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

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

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX
Exhibit No.

   10-UU Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as
              Exhibit 10- IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

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

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX
Exhibit No.

   10-JJJJ Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-
              1. Filed as Exhibit 10-SSSS to the Quarterly report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

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

   10-PPPP Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-QQQQ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-RRRR Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX
Exhibit No.

   10-SSSS Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-TTTT Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as
              Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-UUUU Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

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