Form 10-Q
period 1996-06-30
CHRYSLER FINANCIAL CORP
filed 1996-07-12
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1996
                                -------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number  1-5966
                        ------



                        Chrysler Financial Corporation
            (Exact name of registrant as specified in its charter)


       State of Michigan                                      38-0961430
       -----------------                                      ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


27777 Franklin Road, Southfield, Michigan                       48034-8286
- -----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code     (810) 948-3058
                                                    -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No
                                                   ---     ---

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

The registrant had 250,000 shares of common stock outstanding as of June 30, 1996.

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

                         Chrysler Financial Corporation and Subsidiaries

Consolidated Statement of Net Earnings
(in millions of dollars)
                                                 Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                                 ------------------                    ----------------
                                                   1996       1995                 1996               1995
                                                   ----       ----                 ----               ----
                                                     (unaudited)                          (unaudited)
Finance Revenue:
 Automotive financing:
  Retail                                           $  198     $ 185               $  416             $  340
  Wholesale and other                                 146       179                  299                356
  Rent income - leased vehicles                        42        15                   73                 25
 Nonautomotive financing                               28        39                   60                 80
                                                   ------     -----               ------             ------

     Total finance revenue                            414       418                  848                801

Interest expense                                      211       247                  427                460
                                                   ------     -----               ------             ------

     Net margin                                       203       171                  421                341

Other revenues:
 Servicing fee income                                  73        66                  143                135
 Insurance premiums earned                             31        34                   65                 71
 Investment and other income                          107       110                  180                181
                                                   ------     -----               ------             ------

     Net margin and other revenues                    414       381                  809                728
                                                   ------     -----               ------             ------

Costs and expenses:
 Operating expenses                                   107        97                  217                192
 Provision for credit losses                           88       100                  155                188
 Insurance losses and loss
  adjustment expenses                                  23        31                   50                 59
 Depreciation and other expenses                       41        26                   78                 53
                                                   ------     -----               ------             ------

     Total costs and expenses                         259       254                  500                492
                                                   ------     -----               ------             ------

Earnings before income taxes                          155       127                  309                236

Provision for income taxes                             54        41                  110                 81
                                                   ------     -----               ------             ------
Net Earnings                                       $  101      $ 86               $  199             $  155
                                                   ======     =====               ======             ======

Consolidated Statement of                                                              Six Months Ended
Shareholder's Investment                                                                    June 30,
- ------------------------                                                               ----------------
(in millions of dollars)
                                                                                  1996               1995
                                                                                  ----               ----
                                                                                          (unaudited)
Balance at beginning of period                                                    $3,302             $3,273
Net earnings                                                                         199                155
Common stock dividends                                                              (182)              (142)
Net unrealized holding (losses)
  gains on securities                                                                (11)                15
                                                                                  ------             ------

Balance at end of period                                                          $3,308             $3,301
                                                                                  ======             ======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Consolidated Balance Sheet
(in millions of dollars)
                                              June 30,  December 31,  June 30,
                                                1996        1995        1995
                                              -------   -----------   --------
                                             (unaudited)             (unaudited)
Assets:

Finance receivables - net (Note 1)             $ 9,935    $12,644      $ 12,324
Retained interests in sold
 receivables - net (Note 1)                      3,715      2,733         2,774
                                               -------    -------      --------
     Total finance receivables and
      retained interests - net                  13,650     15,377        15,098

Cash and cash equivalents                          249        476           231
Marketable securities                              911        674           757
Vehicles leased - net                              660        397           266
Dealership properties leased - net                 349        363           395
Repossessed collateral                             194        194           163
Amounts due from affiliated companies              204        --             --
Other assets                                       546        354           357
                                               -------    -------      --------
Total Assets                                   $16,763    $17,835       $17,267
                                               =======    =======       =======

Liabilities:

Debt (Note 3)                                   10,594    $11,769       $11,306
Accounts payable, accrued
 expenses and other                              1,349      1,236         1,125
Amounts due to affiliated companies               --           29            39
Deferred income taxes                            1,512      1,499         1,496
                                               -------    -------      --------

     Total Liabilities                          13,455     14,533        13,966
                                               -------    -------      --------
Shareholder's Investment                         3,308      3,302         3,301
                                               -------    -------      --------

Total Liabilities and
 Shareholder's Investment                      $16,763    $17,835       $17,267
                                               =======    =======       =======

Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries


Consolidated Statement of Cash Flows
(in millions of dollars)
                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                       ----------------
                                                                                       1996        1995
                                                                                      --------    --------
                                                                                          (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                                                          $    199    $    155
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                                                          (85)        (38)
   Provision for credit losses                                                              155         188
   Depreciation and amortization and
    write-off of intangible assets                                                           57          38
   Change in deferred income taxes and income
    taxes payable                                                                            21         (61)
   Change in amounts due affiliated companies                                               (66)        105
   Change in accounts payable, accrued
    expenses and other assets                                                               (29)        (28)
                                                                                       --------    --------

 Net cash provided by operating activities                                                  252         359
                                                                                       --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                                                    (38,184)    (38,025)
 Collections of finance receivables                                                      14,068      13,831
 Proceeds from sales of finance receivables                                              24,823      23,616
 Purchases of marketable securities                                                        (495)     (1,084)
 Proceeds from sales and maturities of
  marketable securities                                                                     989         932
 Proceeds from sales of vehicles leased                                                      25          44
 Purchases of vehicles leased                                                              (332)       (149)
 Other                                                                                      (50)         40
                                                                                       --------    --------

 Net cash provided by (used in) investing activities                                        844        (795)
                                                                                       --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes and affiliated borrowings                                    (1,301)       (920)
 Proceeds from issuance of term debt                                                      1,012       1,834
 Repayment of term debt                                                                    (955)       (181)
 Change in bank borrowings                                                                   96          --
 Payment of dividends                                                                      (182)       (142)
 Other                                                                                        7         (98)
                                                                                       --------    --------

 Net cash (used in) provided by financing activities                                     (1,323)        493
                                                                                       --------    --------

Change in cash and cash equivalents                                                        (227)         57
Cash and cash equivalents at beginning of year                                              476         174
                                                                                       --------    --------

Cash and Cash Equivalents at End of Year                                               $    249    $     231
                                                                                       ========    =========

During 1996, the Company acquired $750 million of marketable securities in non-cash transactions relating to the securitization of retail receivables.

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                      June 30,      December 31,     June 30,
                                        1996            1995           1995
                                     -----------    ------------     --------
                                     (unaudited)                    (unaudited)
                                             (in millions of dollars)
Automotive:
 Retail                                $  4,563       $  6,528       $  6,617
 Wholesale and other                      2,033          3,059          3,304
 Retained senior interests in
  sold wholesale receivables *            1,080            935            366
                                       --------       --------       --------
     Total automotive                     7,676         10,522         10,287
                                       --------       --------       --------

Nonautomotive:
 Leveraged leases                         1,881          1,679          1,564
 Commercial                                 595            712            765
                                       --------       --------       --------
     Total nonautomotive                  2,476          2,391          2,329
                                       --------       --------       --------

Total finance receivables                10,152         12,913         12,616
 Less allowance for credit losses          (217)          (269)          (292)
                                       --------       --------       --------
Total finance receivables - net        $  9,935       $ 12,644       $ 12,324
                                       ========       ========       ========

*Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables - net":


                                          June 30,    December 31,    June 30,
                                            1996          1995          1995
                                         ----------   ------------    --------
                                         (unaudited)                 (unaudited)
                                                 (in millions of dollars)
Cash and investments                       $   712       $   396       $   752
Subordinated interests in receivables        2,895         2,234         1,955
Residual cash flows                            201           166           129
Other                                          238           243           247
Allowance for credit losses                   (331)         (306)         (309)
                                           -------       -------       -------
Total retained interests in sold
 receivables - net                         $ 3,715       $ 2,733       $ 2,774
                                           =======       =======       =======

                         Chrysler Financial Corporation and Subsidiaries

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                                June 30,       December 31,      June 30,
                                                  1996             1995            1995
                                                --------       ------------      --------
                                               (unaudited)                      (unaudited)
                                                        (in millions of dollars)
Allowance for losses deducted from:
 Finance receivables                               $217            $269            $292
 Retained interests in sold receivables             331             306             309
 Vehicles leased                                      5               3               3
                                                   ----            ----            ----
Total                                              $553            $578            $604
                                                   ====            ====            ====


Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

                         June 30,   December 31,   June 30,
                           1996         1995         1995
                         -------    ------------   --------
                       (unaudited)                (unaudited)
                              (in millions of dollars)
Retail                   $15,245      $13,043      $12,842
Wholesale and other        7,791        8,010        7,926
                         -------      -------      -------
Total                    $23,036      $21,053      $20,768
                         =======      =======      =======


Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $85 million and $38 million for the six months ended June 30, 1996 and 1995, respectively. The provision for credit losses related to such sales amounted to $131 million and $87 million for the six months ended June 30, 1996 and 1995, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               Chrysler Financial Corporation and Subsidiaries

Note 3 - Debt

                                            Weighted Average
                                            Interest Rates at   June 30,     December 31,   June 30,
                                              June 30, 1996       1996           1995         1995
                                            -----------------   --------     -----------    --------
Maturity                                                       (unaudited)                (unaudited)
                                                                      (in millions of dollars)
Short-term notes placed primarily in the
 open market:
  United States                                                 $   568        $ 2,194        $ 2,824
  Canada                                                            566            241            571
                                                                -------        -------        -------
  Total short-term notes
    (primarily commercial paper)                    5.2%          1,134          2,435          3,395
                                                                -------        -------        -------

Bank borrowings - international                                      96           --             --
                                                                -------        -------        -------

Senior term debt:
  United States, due
    1995                                                           --             --              783
    1996                                            6.5%            977          1,601          1,602
    1997                                            6.4%          2,878          2,878          1,614
    1998                                            6.3%          2,310          1,885          1,349
    1999                                            8.4%          1,521          1,394          1,331
    2000                                            6.3%            778            770            475
    Thereafter                                      5.5%            450            391            351
                                                                -------        -------        -------
 Total United States                                              8,914          8,919          7,505
  Canada, due 1995-1999                             8.1%            380            317            219
  Less unamortized discount                                           3              2              2
                                                                -------        -------        -------
  Total senior term debt                                          9,291          9,234          7,722
                                                                -------        -------        -------

Subordinated term debt:
  United States
   Senior                                                          --             --               27
Other borrowings                                                     73            100            162
                                                                -------        -------        -------
Total debt                                                      $10,594        $11,769        $11,306
                                                                =======        =======        =======

The Company has contractual debt maturities of $2.3 billion during the remainder of 1996 (including $1.1 billion of short-term notes), $2.9 billion in 1997 and $2.5 billion in 1998.


Credit Facilities

During the second quarter of 1996, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities which total $8.0 billion consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd.

                Chrysler Financial Corporation and Subsidiaries

Note 4 - Transfer of Ownership in Subsidiary

Effective as of January 1, 1996, the Company contributed the shares of its wholly-owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The noncash exchange was recorded at historical cost resulting in an increase in "Other assets" of approximately $59 million and a decrease in "Finance receivables - net" of $278 million, "Debt" of $34 million, "Amounts due to affiliated companies" of $167 million and "Deferred income taxes" of $13 million. The Company has recorded its investment in Grupo under the cost method.
                                       9

              CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $101 million and $199 million for the three and six months ended June 30, 1996, compared to $86 million and $155 million for the three and six months ended June 30, 1995. The increase in net earnings for the three and six months ended June 30, 1996, primarily reflects higher average receivables outstanding, net margin improvements due to lower effective borrowing costs and higher gains from increased receivable sales.

Automotive volume totaled $20.2 billion and $40.4 billion for the three and six months ended June 30, 1996, compared with $21.4 billion and $41.9 billion in the comparable periods of 1995. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and six months ended June 30, 1996 and 1995 were as follows:

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   ------------------      ----------------
                                     1996      1995         1996    1995
                                     ----      ----         ----    ----
United States Penetration:
  Retail                              19%      28%          19%      29%
  Wholesale                           74%      78%          72%      75%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
  Retail                              133      171          248      329
  Wholesale                           491      401          934      828


The decrease in retail penetration is primarily due to increased competition and actions taken by the Company to improve retail credit quality mix.

Net margin totaled $203 million and $421 million for the three and six months ended June 30, 1996, compared to $171 million and $341 million for the comparable periods of 1995. Automotive financing revenue totaled $386 million and $788 for the three and six months ended June 30, 1996, compared to $379 million and $721 million in the comparable periods of 1995.

Finance revenue from the Company's nonautomotive financing operations declined to $28 million and $60 million for the three and six months ended June 30, 1996, compared to $39 million and $80 million in the comparable periods of 1995. The Company reduced its nonautomotive commercial loans to $0.6 billion at June 30, 1996, a reduction of 22 percent from a year ago.

              CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)

A comparison of the borrowing costs is shown in the following table:

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   ------------------       ----------------
                                     1996       1995        1996        1995
                                     ----       ----        ----        ----
                                               (dollars in millions)

   Interest expense                $   211    $   247      $   427    $   460
   Average borrowings              $12,422    $11,632      $12,305    $11,385
   Average effective cost of
     borrowings - consolidated         6.8%       8.3%         7.0%       8.1%
   Average effective cost of
     borrowings - U.S. and Canada      6.8%       7.5%         7.0%       7.5%

The decline in the average effective borrowing costs to June 30, 1996 from June 30, 1995, primarily reflects lower market interest rates in the United States and Canada.

Investment and other income totaled $107 million and $180 million for the three and six months ended June 30, 1996, compared to $110 million and $181 million in the comparable periods of 1995. The change in investment and other income was primarily due to an increase in gains on receivable sales offset by a decrease in interest income earned on cash equivalents and marketable securities.

Operating expenses totaled $107 million and $217 million for the three and six months ended June 30, 1996, compared to $97 million and $192 million for the comparable periods of 1995. The increase in operating expenses reflects higher average finance receivables managed.

Provision for credit losses for the three and six months ended June 30, 1996, totaled $88 million and $155 million, compared to $100 million and $188 million for the comparable periods of 1995. The decline in provision for credit losses was primarily due to the lower level of retail automotive receivables acquired.

Depreciation and other expenses for the three and six months ended June 30, 1996, totaled $41 million and $78 million, compared to $26 million and $53 million for the comparable periods of 1995. The increase was due to the increase of leased vehicles.

Total assets at June 30, 1996 were $16.8 billion, compared to $17.8 billion at December 31, 1995, and $17.3 billion a year ago. Total debt outstanding at June 30, 1996 was $10.6 billion, compared to $11.8 billion at December 31, 1995 and $11.3 billion a year ago. Total assets and debt decreased due to higher levels of receivable sales. Average receivables outstanding were higher for the three and six months ended June 30, 1996, over 1995 comparable periods, while total receivables and assets decreased from year end 1995 levels due to $3.6 billion in retail receivable sales proceeds during the second quarter of 1996. The Company's debt-to-equity ratio was 3.2 to 1 at June 30, 1996, compared to 3.6 to 1 at December 31, 1995, and 3.4 to 1 at
June 30, 1995.

              CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $37.1 billion at June 30, 1996, compared to $38.1 billion at December 31, 1995, and $36.7 billion at June 30, 1995. The decrease in receivables managed from December 31, 1995 reflects lower volume of automotive receivables acquired during 1996. Receivables serviced for others totaled $26.9 billion at June 30, 1996, compared to $25.2 billion at December 31, 1995, and $24.0 billion at June 30, 1995.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the three and six months ended June 30, 1996 and 1995 was as follows:

                             Three Months Ended         Six Months Ended
                                   June 30,                 June 30,
                             ------------------         ----------------
                              1996        1995           1996       1995
                              ----        ----           ----       ----
Net Credit Losses:         (in millions of dollars)  (in millions of dollars)
Automotive financing          $  76       $  37         $ 176      $  82
Nonautomotive financing           2          12             5         19
                              -----       -----         -----      -----
  Total                       $  78       $  49         $ 181      $ 101
                              =====       =====         =====      =====

Net Credit Losses to         Three Months Ended         Six Months Ended
Average Receivables                 June 30,                 June 30,
  Outstanding                ------------------         ----------------
                               1996       1995          1996       1995
                               ----       ----          ----       ----
Automotive financing          0.90%       0.45%         1.04%      0.51%
Nonautomotive financing       0.28%       1.40%         0.27%      1.13%
  Total                       0.84%       0.53%         0.97%      0.57%

During the fourth quarter of 1995 and the first six months of 1996, the Company experienced higher credit losses on automotive retail receivables. Company management attributes the increased losses to the combined effect of general economic conditions, changes in the credit mix of the Company's retail receivable originations that resulted in an increase in the frequency of repossessions, and organizational realignments that affected retail collections. Second quarter 1996 net credit losses improved 24 percent as compared to the first quarter of 1996 due to an improved credit mix of retail originations and the continuation of organizational realignments.

The Company's total allowance for credit losses totaled $553 million, $578 million, and $604 million at June 30, 1996, December 31, 1995, and June 30, 1995, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.65 percent at June 30, 1996, 1.69 percent at December 31, 1995, and 1.80 percent at June 30, 1995.

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

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the six months of 1996 as the Company realized $4.7 billion of net proceeds from the sale of automotive retail receivables, compared to $3.2 billion of net proceeds in the same period of 1995. Securitization of revolving wholesale account balances provided funding which aggregated $6.6 billion and $7.3 billion at June 30, 1996 and 1995, respectively.

At June 30, 1996, the Company had contractual debt maturities of $2.3 billion during the remainder of 1996 (including $1.1 billion of short-term notes), $2.9 billion in 1997 and $2.5 billion in 1998.

During the second quarter of 1996, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities which total $8.0 billion consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd.

The Company paid $182 million and $142 million in dividends to Chrysler Corporation in the first six months of 1996 and 1995, respectively.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

New Accounting Standard

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has not determined the impact that the adoption of this accounting standard will have on its results of operations or financial position. The Company will adopt this accounting standard on January 1, 1997, as required.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the six months ended June 30, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

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

    Exhibits
    --------
      3-A Copy of the Restated Articles of Incorporation of Chrysler Financial Corporation as adopted and filed with the Corporation Division of the Michigan Department of Treasury on October 1, 1971. Filed as Exhibit 3-A to Registration No. 2-43097 of Chrysler Financial Corporation, and incorporated herein by reference.

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

      10-G Copy of Short Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

      10-H Copy of Long Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

      10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent.

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

      10-OO Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

      10-PP Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

      10-QQ Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-RR Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-SS Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-TT Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
- -------          --------------------------------------------

      10-UU Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-VV Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-WW Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-XX Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

      10-YY Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
                    Exhibit 10- TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

      10-ZZ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-AAA Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

      10-BBB Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.21

      10-CCC Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
                    Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

      10-DDD Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10- PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
- -------          --------------------------------------------

      10-EEE Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

      10-FFF Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10- RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

      10-GGG Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

      10-HHH Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

      10-III Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

      10-JJJ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

      10-KKK Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

      10-LLL Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

      10-MMM Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

      10-NNN Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
- -------          --------------------------------------------

      10-OOO Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as
                    Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

      10-PPP Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

      10-QQQ Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

      10-RRR Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as
                    Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

      10-SSS Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

      10-TTT Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

      10-UUU Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

      10-VVV Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

      10-WWW Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

      10-XXX Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
- -------          --------------------------------------------

      10-YYY Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

      10-ZZZ Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

      10-AAAA Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

      10-BBBB Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-CCCC Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-DDDD Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as
                    Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

      10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-FFFF Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-GGGG Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

      10-HHHH Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
- -------          --------------------------------------------

      10-IIII Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

      10-JJJJ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

      10-KKKK Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

      10-LLLL Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

      10-MMMM Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

      10-NNNN Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

      10-OOOO Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1.

      10-PPPP Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

      10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

      10-RRRR Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

      10-SSSS Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K - continued
  -------           --------------------------------------------

      10-TTTT Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent.

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

      27            Financial Data Schedule

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

      (b) The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1996.


      Date of Report                   Date Filed         Item Reported
      --------------                   ----------         -------------

      May 8, 1996                      May 9, 1996              5

      June 10, 1996                    June 11, 1996            5

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


                                              Chrysler Financial Corporation
                                              ------------------------------
                                                        (Registrant)


Date: July 12, 1996                     By:   S/ T.F. Gilman
                                              ------------------------------
                                              T.F. Gilman
                                              Vice President and Controller
                                              Principal Accounting Officer

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

         10-G Copy of Short Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-H Copy of Long Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

         10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent.

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

         10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as
                    Exhibit 10-ZZZZ to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

         10-OO Copy of First Amendment, dated as of November 8, 1991, to the Series 1991-3 Supplement, dated as of June 30, 1991, among Chrysler Credit Corporation, as Servicer, U.S. Auto Receivables Company, as Seller, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-H to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended March 31, 1992, and incorporated herein by reference.

         10-PP Copy of Receivables Purchase Agreement, dated as of April 15, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-1. Filed as Exhibit 10-IIIII to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

         10-QQ Copy of Indenture, dated as of July 1, 1992, between Premier Auto Trust 1992-4 and Bankers Trust Company with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-RR Copy of 5.05% Asset Backed Note with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-SS Copy of Trust Agreement, dated as of July 1, 1992, between Premier Auto Receivables Company and Chemical Bank Delaware, with respect to Premier Auto Trust 1992-4. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-4 for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-TT Copy of Receivables Purchase Agreement, dated as of August 18, 1992, between Chrysler Credit Ltd., Chrysler Financial Corporation and Associated Assets Acquisition Inc. with respect to Canadian Auto Receivables Securitization 1992-2. Filed as Exhibit 10-OOOOO to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

         10-UU Copy of Indenture, dated as of September 1, 1992, between Premier Auto Trust 1992-5 and Bankers Trust Company with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-A to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-VV Copy of a 4.55% Asset Backed Note with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-B to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-WW Copy of Trust Agreement, dated as of September 1, 1992, between Premier Auto Receivables Company and Manufacturers Hanover Bank (Delaware) with respect to Premier Auto Trust 1992-5. Filed as Exhibit 4-C to the Quarterly Report on Form 10-Q of Premier Auto Trust 1992-5 for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-XX Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

         10-YY Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
                    Exhibit 10- TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

         10-ZZ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-AAA Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

         10-BBB Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

         10-CCC Copy of Second Amendment dated as of August 24, 1992 to the Series 1991-3 Supplement dated as of June 30, 1991, among U.S. Auto Receivables Company ("USA"), as seller (the "Seller"), Chrysler Credit Corporation, as servicer (the "Servicer") and Manufacturers and Traders Trust Company, as trustee (the "Trustee"), to the Pooling and Servicing Agreement dated as of May 31, 1991, as assigned by Chrysler Auto Receivables Company to USA on August 8, 1991, as amended by the First Amendment dated as of August 6, 1992, among the Seller, the Servicer and the Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
                    Exhibit 4-O to the Quarterly Report on Form 10-Q of CARCO Auto Loan Master Trust for the quarter ended September 30, 1992, and incorporated herein by reference.

         10-DDD Copy of Sale and Servicing Agreement, dated as of November 1, 1992, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1992-6, as Purchaser, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10- PPPPPP to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-EEE Copy of Trust Agreement, dated as of November 1, 1992, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware as Owner Trustee, with respect to Premier Auto Trust 1992-6. Filed as Exhibit 10-QQQQQQ to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         10-FFF Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10- RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         10-GGG Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         10-HHH Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         10-III Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

         10-JJJ Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

         10-KKK Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

         10-LLL Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

         10-MMM Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

         10-NNN Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-OOO Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as
                    Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

         10-PPP Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

         10-QQQ Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

         10-RRR Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as
                    Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

         10-SSS Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

         10-TTT Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

         10-UUU Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

         10-VVV Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

         10-WWW Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

         10-XXX Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-YYY Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

         10-ZZZ Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trust, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

         10-AAAA Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

         10-BBBB Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-CCCC Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-DDDD Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as
                    Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

         10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-FFFF Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-GGGG Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-HHHH Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

         10-IIII Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

         10-JJJJ Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

         10-KKKK Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

         10-LLLL Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

         10-MMMM Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

         10-NNNN Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

         10-OOOO Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1.

         10-PPPP Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

         10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K - continued

         10-RRRR Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

         10-SSSS Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

         10-TTTT Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent.


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

         15-B       Independent Accountants' Letter in lieu of Consent.

         27         Financial Data Schedule

                      This page intentionally left blank.