Form 10-Q
period 1996-09-30
CHRYSLER FINANCIAL CORP
filed 1996-10-15
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549







/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1996
                                ------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from __________  to __________


Commission file number 1-5966
                      -------


                        Chrysler Financial Corporation
            (Exact name of registrant as specified in its charter)


State of Michigan                                              38-0961430
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                         48034-8286
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code    (810) 948-3058
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes_ x_   No_____

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

The registrant had 250,000 shares of common stock outstanding as of September 30, 1996.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Consolidated Statement of Net Earnings
(in millions of dollars)
                                          Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                          ------------------      -------------------
                                           1996        1995        1996         1995
                                           ----        ----        ----         ----
                                              (unaudited)              (unaudited)
Finance Revenue:
 Automotive financing:
  Retail                                   $  196      $  201      $  612      $  541
  Wholesale and other                         128         118         427         474
  Rent income - leased vehicles                41          22         114          47
 Nonautomotive financing                       45          40         105         120
                                           ------      ------      ------      ------
     Total finance revenue                    410         381       1,258       1,182

Interest expense                              178         221         605         681
                                           ------      ------      ------      ------

     Net margin                               232         160         653         501

Other revenues:
 Servicing fee income                          78          68         221         203
 Insurance premiums earned                     33          36          98         107
 Investment and other income (Note 5)          77         101         257         282
                                           ------      ------      ------      ------
     Net margin and other revenues            420         365       1,229       1,093
                                           ------      ------      ------      ------

Costs and expenses:
 Operating expenses                           126          96         343         288
 Provision for credit losses                   92          68         247         256
 Insurance losses and loss
  adjustment expenses                          23          28          73          87
 Depreciation and other expenses               35          35         113          88
                                           ------      ------      ------      ------
     Total costs and expenses                 276         227         776         719
                                           ------      ------      ------      ------

Earnings before income taxes                  144         138         453         374

Provision for income taxes                     50          51         160         132
                                           ------      ------      ------      ------

Net Earnings                               $   94      $   87      $  293      $  242
                                           ======      ======      ======      ======

Consolidated Statement of                                          Nine Months Ended
Shareholder's Investment                                              September 30,
(in millions of dollars)                                        -----------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                      (unaudited)
Balance at beginning of period                                   $ 3,302       $ 3,273
Net earnings                                                         293           242
Common stock dividends                                              (300)         (229)
Net unrealized holding (losses)
  gains on securities                                                (11)           17
                                                                 -------       -------

Balance at end of period                                         $ 3,284       $ 3,303
                                                                 =======       =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------

Consolidated Balance Sheet
(in millions of dollars)
                                       September 30,  December 31, September 30,
                                           1996           1995         1995
                                       -------------  ------------ -------------
                                        (unaudited)                 (unaudited)
Assets:

Finance receivables - net (Note 1)         $10,515      $12,644      $11,968
Retained interests in sold
 receivables - net (Note 1)                  2,925        2,733        2,657
                                           -------      -------      -------
     Total finance receivables and
      retained interests - net              13,440       15,377       14,625

Cash and cash equivalents                      420          476          427
Marketable securities                          723          674          780
Vehicles leased - net                          644          397          370
Dealership properties leased - net             340          363          381
Repossessed collateral                         145          194          166
Amounts due from affiliated companies          414           --           --
Other assets                                   586          354          356
                                           -------      -------      -------

Total Assets                               $16,712      $17,835      $17,105
                                           =======      =======      =======


Liabilities:

Debt (Note 3)                              $10,520      $11,769      $11,133
Accounts payable, accrued
 expenses and other                          1,287        1,236        1,097
Amounts due to affiliated companies             --           29           97
Deferred income taxes                        1,621        1,499        1,475
                                           -------      -------      -------

     Total Liabilities                      13,428       14,533       13,802
                                           -------      -------      -------

Shareholder's Investment                     3,284        3,302        3,303
                                           -------      -------      -------

Total Liabilities and
 Shareholder's Investment                  $16,712      $17,835      $17,105
                                           =======      =======      =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------

Consolidated Statement of Cash Flows
(in millions of dollars)                                      Nine Months Ended
                                                                 September 30.
                                                            -----------------------
                                                            1996               1995
                                                            ----               ----
                                                                  (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                              $    293       $    242
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                             (113)           (64)
   Provision for credit losses                                  247            256
   Depreciation and amortization and
    write-off of intangible assets                               86             60
   Change in deferred income taxes and income
    taxes payable                                               130            (83)
   Change in amounts due to/from affiliated companies          (276)           163
   Change in accounts payable, accrued
    expenses and other assets                                  (132)           (65)
                                                           --------       --------

 Net cash provided by operating activities                      235            509
                                                           --------       --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                        (55,083)       (55,456)
 Collections of finance receivables                          18,471         20,132
 Proceeds from sales of finance receivables                  37,188         35,108
 Purchases of marketable securities                            (714)        (1,670)
 Proceeds from sales and maturities of
  marketable securities                                       1,646          1,498
 Proceeds from sales of vehicles leased                          39             41
 Purchases of vehicles leased                                  (353)          (266)
 Other                                                           30            124
                                                           --------       --------

 Net cash provided by (used in) investing activities          1,224           (489)
                                                           --------       --------

Cash Flows From Financing Activities:
 Change in short-term notes and affiliated borrowings        (1,312)        (1,639)
 Proceeds from issuance of term debt                          1,082          3,104
 Repayment of term debt                                      (1,064)          (836)
 Change in bank borrowings                                       82             --
 Payment of dividends                                          (300)          (229)
 Other                                                           (3)          (167)
                                                           --------       --------

 Net cash (used in) provided by financing activities         (1,515)           233
                                                           --------       --------

Change in cash and cash equivalents                             (56)           253
Cash and cash equivalents at beginning of year                  476            174
                                                           --------       --------

Cash and Cash Equivalents at End of Year                   $    420       $    427
                                                           ========       ========

During 1996, the Company acquired $1.0 billion of marketable securities in non-cash transactions relating to the securitization of retail receivables.

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries

-----------------------------------------

Notes to Consolidated Financial Statements


Note 1 - Finance Receivables and Retained Interests

Outstanding balances of "Finance receivables - net" were as follows:

                                       September 30,   December 31,     September 30,
                                           1996            1995              1995
                                       -------------   ------------     -------------
                                       (unaudited)                       (unaudited)
                                                  (in millions of dollars)
Automotive:
 Retail                                  $  5,295         $  6,528         $  7,300
 Wholesale and other                        2,152            3,059            2,469
 Retained senior interests in
  sold wholesale receivables *                968              935              197
                                         --------         --------         --------
     Total automotive                       8,415           10,522            9,966
                                         --------         --------         --------

Nonautomotive:
 Leveraged leases                           1,931            1,679            1,603
 Commercial                                   348              712              696
                                         --------         --------         --------
     Total nonautomotive                    2,279            2,391            2,299
                                         --------         --------         --------

Total finance receivables                  10,694           12,913           12,265
 Less allowance for credit losses            (179)            (269)            (297)
                                         --------         --------         --------
Total finance receivables - net          $ 10,515         $ 12,644         $ 11,968
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

The Company's retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables - net":



                                          September 30,    December 31,   September 30,
                                              1996             1995           1995
                                          -------------    ------------   -------------
                                          (unaudited)                      (unaudited)
                                                     (in millions of dollars)
Cash and investments                         $   681         $   396         $   494
Subordinated interests in receivables          2,129           2,234           2,084
Residual cash flows                              191             166             130
Other                                            238             243             247
Allowance for credit losses                     (314)           (306)           (298)
                                             -------         -------         -------
Total retained interests in sold
 receivables - net                           $ 2,925         $ 2,733         $ 2,657
                                             =======         =======         =======

               Chrysler Financial Corporation and Subsidiaries

-----------------------------------------

Note 1 - Finance Receivables and Retained Interests (Continued)

The Company's total allowance for credit losses including receivables sold subject to limited recourse is as follows:

                                             September 30, December 31, September 30,
                                                 1996          1995         1995
                                             ------------- ------------ -------------
                                              (unaudited)                (unaudited)
                                                   (in millions of dollars)
Allowance for credit losses deducted from:
 Finance receivables                              $179*        $269          $297
 Retained interests in sold receivables            314          306           298
 Vehicles leased                                     5            3             4
                                                  ----         ----          ----
Total                                             $498         $578          $599
                                                  ====         ====          ====

*During the third quarter of 1996, the allowance for credit losses was reduced $73 million as a result of the sale of certain nonautomotive loans and an investment, $29 million of which was provided for during the period.



Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

                        September 30,   December 31,   September 30,
                            1996            1995           1995
                        -------------   ------------   -------------
                         (unaudited)                   (unaudited)
                                 (in millions of dollars)
Retail                     $14,510        $13,043        $12,720
Wholesale and other          6,860          8,010          7,252
                           -------        -------        -------
Total                      $21,370        $21,053        $19,972
                           =======        =======        =======


Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Included in "Investment and other income" are net gains before expected credit losses totaling $113 million and $64 million for the nine months ended September 30, 1996 and 1995, respectively. The provision for credit losses related to such sales amounted to $165 million and $121 million for the nine months ended September 30, 1996 and 1995, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               Chrysler Financial Corporation and Subsidiaries

-----------------------------------------

Note 3 - Debt
                                                   Weighted Average
                                                   Interest Rates at  September 30,  December 31,  September 30,
                                                  September 30, 1996      1996           1995           1995
                                                  ------------------  -------------  ------------  -------------
Maturity                                                               (unaudited)                  (unaudited)
--------                                                                      (in millions of dollars)
Short-term notes placed primarily in the open market:
  United States                                                          $   478        $ 2,194        $ 2,305
  Canada                                                                     645            241            371
                                                                         -------        -------        -------
  Total short-term notes
    (primarily commercial paper)                         4.8%              1,123          2,435          2,676
                                                                         -------        -------        -------

Bank borrowings - International                                               82             --             --
                                                                         -------        -------        -------

Senior term debt:
  United States, due
    1995                                                                      --             --            276
    1996                                                 6.5%                892          1,601          1,602
    1997                                                 6.4%              2,878          2,878          2,262
    1998                                                 6.3%              2,310          1,885          1,655
    1999                                                 8.1%              1,531          1,394          1,378
    2000                                                 6.3%                777            770            535
    Thereafter                                           5.5%                425            391            351
                                                                         -------        -------        -------
 Total United States                                                       8,813          8,919          8,059
  Canada, due 1995-1999                                  8.0%                441            317            280
  Less unamortized discount                                                    2              2              2
                                                                         -------        -------        -------
  Total senior term debt                                                   9,252          9,234          8,337
                                                                         -------        -------        -------

Subordinated term debt:
  United States
   Senior                                                                     --             --             27
Other borrowings                                                              63            100             93
                                                                         -------        -------        -------
Total debt                                                               $10,520        $11,769        $11,133
                                                                         =======        =======        =======

The Company has contractual debt maturities of $2.2 billion during the remainder of 1996 (including $1.1 billion of short-term notes), $2.9 billion in 1997 and $2.6 billion in 1998.


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

               Chrysler Financial Corporation and Subsidiaries

-----------------------------------------

Note 4 -Transfer of Ownership in Subsidiary

Effective as of January 1, 1996, the Company contributed the shares of its wholly-owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo
Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The noncash exchange was recorded at historical cost resulting in an increase in "Other assets" of approximately $59 million and a decrease in "Finance receivables - net" of $278 million. "Debt" of $34 million, "Amounts due to affiliated companies" of $167 million and "Deferred income taxes" of $13 million. The Company has recorded its investment in Grupo under the cost method.





Note 5 - Sales of Nonautomotive Assets

During the third quarter of 1996, the Company sold certain nonautomotive assets. A loss of $9 million was realized and included in the consolidated statement of net earnings under the caption "Investment and other income."

During the first quarter of 1995, the Company sold certain nonautomotive assets. A gain of $12 million was realized and included in the consolidated statement of net earnings under the caption "Investment and other income."

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $94 million and $293 million for the three and nine months ended September 30, 1996, compared to $87 million and $242 million for the three and nine months ended September 30, 1995. The increase in net earnings for the three months ended September 30, 1996, primarily reflects net margin improvements partially offset by higher operating expenses and provisions for credit losses. The increase in net earnings for the nine months ended September 30, 1996, primarily reflects net margin improvements and higher gains from increased receivable sales partially offset by an increase in operating expenses.

Automotive volume totaled $16.7 billion and $57.1 billion for the three and nine months ended September 30, 1996, compared with $19.6 billion and $61.5 billion in the comparable periods of 1995. Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed for the three and nine months ended September 30, 1996 and 1995 were as follows:



                                    Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                    ------------------     -----------------
                                      1996       1995       1996      1995
                                      ----       ----       ----      ----
United States Penetration:
      Retail                           20%       30%           19%       29%
      Wholesale                        75%       74%           73%       75%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
      Retail                          117       154           365       483
      Wholesale                       405       365         1,339     1,193


The decrease in retail penetration is primarily due to increased competition and actions taken by the Company to improve retail credit quality mix.

Net margin totaled $232 million and $653 million for the three and nine months ended September 30, 1996, compared to $160 million and $501 million for the comparable periods of 1995. Automotive financing revenue totaled $365 million and $1,153 million for the three and nine months ended September 30, 1996, compared to $341 million and $1,062 million in the comparable periods of 1995. The increase in net margin for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 reflects higher average automotive finance receivables outstanding and vehicles leased, and lower average effective cost of borrowings.

Finance revenue from the Company's nonautomotive financing operations totaled $45 million and $105 million for the three and nine months ended September 30, 1996, compared to $40 million and $120 million for the comparable periods of 1995. Nonautomotive commercial loans totaled $.3 billion at September 30, 1996, compared to $.7 billion at September 30, 1995 due to liquidations and a sale of certain nonautomotive assets during the third quarter of 1996.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

Financial Review (continued)

A comparison of the borrowing costs is shown in the following table:


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                   1996        1995          1996      1995
                                   ----        ----          ----      ----
                                             (dollars in millions)
    Interest expense              $    178   $   221       $   605   $   681
    Average borrowings            $ 10,163   $11,401       $11,586   $11,389
    Average effective cost of
     borrowings - consolidated        7.0%       7.8%          7.0%      8.0%
    Average effective cost of
     borrowings - U.S. and Canada     7.0%       7.4%          7.0%      7.4%

The decline in the average effective borrowing costs for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995, primarily reflects lower market interest rates in the United States and Canada.

Investment and other income decreased to $77 million and $257 million for the three and nine months ended September 30, 1996, compared to $101 million and $282 million in the comparable periods of 1995. Investment and other income reflects a $9 million loss from the sale of certain nonautomotive assets during the third quarter of 1996 and a gain of $12 million on the sale of certain nonautomotive assets during the first quarter of 1995. The increase in receivable sale gains for the three and nine months ended September 30, 1996, was offset by a decrease in interest income earned on cash equivalents and marketable securities.

Operating expenses totaled $126 million and $343 million for the three and nine months ended September 30, 1996, compared to $96 million and $288 million for the comparable periods of 1995. The increase in operating expenses reflects increased costs due to higher average finance receivables managed.

Provision for credit losses for the three and nine months ended September 30, 1996, totaled $92 million and $247 million, compared to $68 million and $256 million for the comparable periods of 1995. The increase in provision for credit losses for the three months ended September 30, 1996, reflects a $29 million reserve for impaired nonautomotive loans and an investment which were subsequently sold during the period.

Depreciation and other expenses for the three and nine months ended September 30, 1996, totaled $35 million and $113 million, compared to $35 million and $88 million for the comparable periods of 1995. The increase in the nine months ended September 30, 1996 was due to the increase in vehicles leased.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

Financial Review (continued)

Total assets at September 30, 1996 were $16.7 billion, compared to $17.8 billion at December 31, 1995, and $17.1 billion a year ago. Total debt outstanding at September 30, 1996 was $10.5 billion, compared to $11.8 billion at December 31, 1995 and $11.1 billion a year ago. Total assets and debt decreased due to higher levels of receivable sales. Average receivables outstanding were higher for the three and nine months ended September 30, 1996, over 1995 comparable periods, while total receivables and assets decreased from year end 1995 levels due to $4.7 billion in retail receivable sales proceeds during the second and third quarters of 1996. The Company's debt-to-equity ratio was 3.2 to 1 at September 30, 1996, compared to 3.6 to 1 at December 31, 1995, and 3.4 to 1 at September 30, 1995.

The Company's portfolio of receivables managed, which includes receivables owned and receivables serviced for others, totaled $36.3 billion at September 30, 1996, compared to $38.1 billion at December 31, 1995, and $36.2 billion at September 30, 1995. The decrease in receivables managed from December 31, 1995 reflects lower volume of automotive receivables acquired during 1996. Receivables serviced for others totaled $25.6 billion at September 30, 1996, compared to $25.2 billion at December 31, 1995, and $24.0 billion at September 30, 1995.

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended September 30, 1996 and 1995 was as follows:

                                     Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                     ------------------          -----------------
                                     1996          1995        1996             1995
                                     ----          ----        ----             ----
Net Credit Losses:                            (in millions of dollars)
Automotive financing               $    77       $     52     $   253         $    134
Nonautomotive financing                 30*             4          35               23
                                   -------       --------     -------         --------
  Total                            $   107       $     56     $   288         $    157
                                   =======       ========     =======         ========

Net Credit Losses to                Three Months Ended             Nine Months Ended
Average Receivables Outstanding         September 30,                 September 30,
                                    ------------------             -----------------
                                     1996          1995           1996            1995
                                     ----          ----           ----            ----
Automotive financing                0.93%         0.64%          1.00%            0.55%
Nonautomotive financing             3.57%         0.48%          1.41%            0.92%
  Total                             1.18%         0.62%          1.04%            0.59%

*Includes a gross write-down of $34 million of a nonautomotive investment, approximately $20 million of which was provided for in prior periods.

During the fourth quarter of 1995 and the first nine months of 1996, the Company experienced higher credit losses on automotive retail receivables. Company management attributes the increased losses to the combined effect of general economic conditions, changes in the credit mix of the Company's retail receivable originations that resulted in an increase in the frequency of repossessions, and organizational realignments that affected retail collections. Recent credit loss experience may continue in the near term while continued actions are taken to improve the credit mix and servicing of the Company's automotive retail receivables.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

Financial Review (continued)

The Company's total allowance for credit losses totaled $498 million, $578 million, and $599 million at September 30, 1996, December 31, 1995, and September 30, 1995, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.54 percent at September 30, 1996, 1.69 percent at December 31, 1995, and 1.85 percent at September 30, 1995. The decline in the allowance for credit losses as a percentage of related finance receivables outstanding from December 31, 1995 is primarily attributable to the Company's continued downsizing of nonautomotive operations and a write-down of a nonautomotive investment during the third quarter of 1996.

Effective as of January 1, 1996, the Company contributed the shares of its wholly- owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The exchange was recorded at historical cost. The Company has recorded its investment in Grupo under the cost method.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first nine months of 1996 as the Company realized $5.9 billion of net proceeds from the sale of automotive retail receivables, compared to $4.7 billion of net proceeds in the same period of 1995. Securitization of revolving wholesale account balances provided funding which aggregated $5.8 billion and $6.6 billion at September 30, 1996 and 1995, respectively.

At September 30, 1996, the Company had contractual debt maturities of $2.2 billion during the remainder of 1996 (including $1.1 billion of short-term notes), $2.9 billion in 1997 and $2.6 billion in 1998.

During the second quarter of 1996, the Company entered into new revolving credit facilities which replaced its existing U.S. and Canadian credit facilities. The new facilities which total $8.0 billion consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd.

The Company paid dividends to Chrysler Corporation totaling $118 million and $300 million for the three and nine months ended September 30, 1996, compared to $87 million and $229 million for the comparable periods of 1995.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

New Accounting Standard

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires securitization transactions to be accounted for as sales when legal and effective control over transferred receivables is surrendered. In addition, servicing assets or liabilities are to be recognized when servicing rights are retained by the seller. Current accounting standards do not permit recognition of servicing assets arising from securitization transactions. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

The Company will adopt SFAS No. 125 on January 1, 1997, as required. SFAS No. 125 is not expected to have a material effect on results of operations or financial position when adopted. Securitization transactions entered into after December 31, 1996 are expected to be structured in a manner that qualifies for sale accounting under SFAS No. 125. Gains or losses from securitization transactions occurring after December 31, 1996 may vary from historical results due to, among other things, adoption of SFAS No. 125, the level of securitization activity, and interest rates.



Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1996 and 1995 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------
            (Omitted in accordance with general instruction H)


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------
            (Omitted in accordance with general instruction H)


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------
            (Omitted in accordance with general instruction H)


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

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

     10-E Copy of Agreement, made June 4, 1976, between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No. 2- 56398 of Chrysler Financial Corporation, and incorporated herein by reference.

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

     10-G Copy of Short Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

     10-H Copy of Long Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

     10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent. Filed as
                    Exhibit 10- I to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

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

     10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as
                    Exhibit 10- ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

    10-OO Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

    10-PP Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
                    Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-QQ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-RR Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-SS Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

    10-TT Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-UU Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10- SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-VV Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-WW Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-XX Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-YY Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

    10-ZZ Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-AAA Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

   10-BBB Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

   10-CCC Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as
                    Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

   10-DDD Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

   10-EEE Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

   10-FFF Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as
                    Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

   10-GGG Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-HHH Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-III Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-JJJ Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-KKK Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

   10-LLL Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-MMM Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-NNN Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-OOO Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-PPP Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-QQQ Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-RRR Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995- 2. Filed as
                    Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-SSS           Copy of Certificate of Trust of Premier Auto Trust 1995-3.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-TTT Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

   10-UUU Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-VVV Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-WWW Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-XXX Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10- QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

   10-YYY Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-ZZZ           Copy of Certificate of Trust of Premier Auto Trust 1995-4.
                    Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-AAAA Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-BBBB Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-CCCC Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as
                    Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-DDDD           Copy of Certificate of Trust of Premier Auto Trust 1996-1.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

  10-EEEE Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-FFFF Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-GGGG Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

  10-HHHH Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-IIII Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B.

  10-JJJJ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P.

  10-KKKK           Copy of Certificate of Trust of Premier Auto Trust 1996-2.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-LLLL Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-MMMM Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-NNNN Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-OOOO           Copy of Certificate of Trust of Premier Auto Trust 1996-3.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

  10-PPPP Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-QQQQ Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-RRRR Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

(b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 1996.


   Date of Report                     Date Filed         Item Reported
   --------------                     ----------         -------------

   August 21, 1996                    August 22, 1996           5

   Financial Statements Filed
   --------------------------

   None

                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
                -----------------------------------------------


                                  SIGNATURES
                                  ----------


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












                                           Chrysler Financial Corporation
                                           ------------------------------
                                                    (Registrant)








Date: October 15, 1996               By:   s/T. F. Gilman
                                           ------------------------------
                                           T. F. Gilman
                                           Vice President and Controller
                                           Principal Accounting Officer

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


     10-E Copy of Agreement, made June 4, 1976, between Chrysler Financial Corporation and Chrysler Corporation further amending the Income Maintenance Agreement between such parties. Filed as Exhibit 5-H to Registration Statement No. 2- 56398 of Chrysler Financial Corporation, and incorporated herein by reference.

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

     10-G Copy of Short Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

     10-H Copy of Long Term Revolving Credit Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

     10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent. Filed as
                    Exhibit 10- I to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

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

     10-U Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as
                    Exhibit 10- ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

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

    10-OO Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


    10-PP Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
                    Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-QQ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

    10-RR Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-SS Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

    10-TT Copy of Sale and Servicing Agreement, dated as of January 1, 1993, among Premier Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Premier Auto Trust 1993-1, as Purchaser, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10-RRRRRR to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-UU Copy of Trust Agreement, dated as of January 1, 1993, among ML Asset Backed Corporation, Premier Auto Receivables Company and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-1. Filed as Exhibit 10- SSSSSS to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-VV Copy of Receivables Purchase Agreement, dated as of November 25, 1992, between Chrysler Credit Canada Ltd., Chrysler Financial Corporation and Associated Assets Acquisitions Inc. with respect to Canadian Auto Receivables Securitization 1992-3. Filed as Exhibit 10-TTTTTT to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    10-WW Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

    10-XX Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


    10-YY Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

    10-ZZ Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

   10-AAA Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

   10-BBB Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

   10-CCC Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as
                    Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

   10-DDD Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

   10-EEE Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

   10-FFF Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as
                    Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

   10-GGG Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


   10-HHH Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-III Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

   10-JJJ Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-KKK Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-LLL Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

   10-MMM Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-NNN Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-OOO Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

   10-PPP Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


   10-QQQ Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-RRR Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995- 2. Filed as
                    Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-SSS           Copy of Certificate of Trust of Premier Auto Trust 1995-3.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-TTT Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-UUU Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-VVV Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

   10-WWW Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

   10-XXX Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10- QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

   10-YYY Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

   10-ZZZ           Copy of Certificate of Trust of Premier Auto Trust 1995-4.
                    Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


  10-AAAA Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-BBBB Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-CCCC Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as
                    Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-DDDD           Copy of Certificate of Trust of Premier Auto Trust 1996-1.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-EEEE Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-FFFF Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-GGGG Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

  10-HHHH Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-IIII Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B.

  10-JJJJ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P.

  10-KKKK           Copy of Certificate of Trust of Premier Auto Trust 1996-2.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------


  10-LLLL Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-MMMM Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-NNNN Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-OOOO           Copy of Certificate of Trust of Premier Auto Trust 1996-3.
                    Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-PPPP Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-QQQQ Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-RRRR Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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