Form 10-K405
period 1996-12-31
CHRYSLER FINANCIAL CORP
filed 1997-01-21
CIK 20164

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ x __ No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the shares of the outstanding stock of the registrant are owned by Chrysler Corporation.

                  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ________ No ________

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1996, there were 250,000 shares of the registrant's common stock outstanding.

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

9 1/2% Notes due 1999                                        New York Stock Exchange

8 1/2% Putable-Extendible Notes due February 1, 2018         New York Stock Exchange

6 1/2% Notes due 1998                                        New York Stock Exchange

6 5/8% Notes due 2000                                        New York Stock Exchange

                                    PART I

ITEM 1.    BUSINESS

Chrysler Financial Corporation, the registrant, and its consolidated subsidiaries (the "Company"), is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management, primarily for Chrysler dealers and their customers. The Company is a wholly owned subsidiary of Chrysler Corporation (a Delaware corporation together with its subsidiaries, "Chrysler"). The registrant, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926. At December 31, 1996, the Company had nearly 3,000 employees.

The Company's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others includes securitized automotive receivables and retail leases. At December 31, 1996, receivables serviced for others accounted for 71% of the Company's portfolio of receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows:

                          1996          1995           1994          1993          1992
                        -------       -------        -------       -------       ------
                                             (in millions of dollars)
Automotive              $36,858       $35,696        $29,962       $25,011        $22,481
Nonautomotive             2,204         2,391          2,775         3,251          7,657
                        -------       -------        -------       -------        -------
Total financing         $39,062       $38,087        $32,737       $28,262        $30,138
                        =======       =======        =======       =======        =======

Due to the significant and increasing portion of the Company's business that relates to Chrysler, lower levels of production and sales of Chrysler automotive products would likely result in a reduction in the level of finance operations of the Company.

Automotive Financing. The Company conducts its automotive finance business through Chrysler Financial Corporation in the United States and Chrysler Credit Canada Ltd. in Canada (together "Chrysler Financial"). Chrysler Financial is the major source of car and truck wholesale financing and retail financing for Chrysler vehicles throughout North America. Chrysler Financial also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers, including daily rental car companies independent of, and affiliated with, Chrysler. The automotive financing operations of Chrysler Financial are conducted through 29 zone offices in the United States and Canada. During 1996, Chrysler Financial expanded into international markets by opening offices in Belgium, France, Italy and Japan.

During 1996, the Company financed or leased approximately 790,000 vehicles at retail in the United States, including approximately 485,000 new Chrysler cars and trucks, representing 20 percent of Chrysler's U.S. retail and fleet deliveries. During 1996, the Company financed or leased approximately 83,000 vehicles at retail in Canada, including approximately 77,000 new Chrysler cars and trucks, representing 32 percent of Chrysler's Canadian retail and fleet deliveries. In 1996, the average monthly payment for new vehicle retail installment sale contracts acquired in the United States was $370. The average new contract balance was $19,954 and the average original term was 54 months.

During 1996, the Company financed approximately 2,693,000 vehicles at wholesale in the United States, including approximately 1,771,000 new Chrysler cars and trucks representing 72 percent of Chrysler's vehicle shipments. During 1996, the Company financed approximately 177,000 vehicles at wholesale in Canada, including approximately 157,000 new Chrysler cars and trucks representing 67 percent of Chrysler's vehicle shipments.

Automotive Insurance. Chrysler Insurance Company and its subsidiaries ("Chrysler Insurance"), a wholly owned subsidiary, provides specialized insurance coverages for automotive dealers and their customers in the United States and Canada. Chrysler Insurance's property and casualty business includes physical damage, garage liability, workers' compensation and property and contents coverage provided directly to automotive dealers. Chrysler Insurance also provides vehicle collateral protection and single interest insurance to retail customers and their financing sources.

Automotive Dealership Management. Chrysler Realty Corporation ("Chrysler Realty"), a wholly owned subsidiary, which is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States, typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1996, Chrysler Realty controlled 824 sites (of which 259 were owned by Chrysler Realty).

Nonautomotive Financing. The Company conducts its nonautomotive finance business through its subsidiary, Chrysler Capital Corporation. At December 31, 1996, the nonautomotive receivables managed throughout the United States consisted of $0.2 billion of commercial loans and leases and $2.0 billion of leveraged leases.

Funding. Receivable sales are a significant source of funding. Net proceeds from the sales of automotive retail receivables were $8.1 billion during 1996 compared to $6.5 billion in 1995. Securitization of revolving wholesale account balances provided funding which aggregated $6.8 billion and $6.7 billion at December 31, 1996 and 1995, respectively. During 1996, the Company issued $1.2 billion of term debt (primarily medium term notes) and repaid term debt of $2.0 billion.

The revolving credit facilities, which total $8.0 billion, consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada, Ltd. As of December 31, 1996, no amounts were outstanding under these facilities.

The Company's primary market risks include fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and exchange variability in foreign debt issuances. Sensitivity of earnings to changing interest rates, variability in spread relationships and mismatches of repricing intervals has been managed by entering into securitization transactions and the issuance of debt obligations with appropriate price and term characteristics. Derivative financial instruments, which consist primarily of interest rate swaps, are utilized to reduce the exposure to market risks and manage funding costs. Exposure to variability in foreign exchange rates is mitigated through the use of currency exchange agreements on foreign debt. The Company does not use derivative financial instruments for trading purposes.

The Company's outstanding debt at the end of each of the five most recent years was as follows:

                                      1996       1995          1994         1993        1992
                                    -------    -------       -------      -------     -------
                                                     (in millions of dollars)
Short-term notes
 (primarily commercial paper)       $ 2,616    $ 2,435       $ 4,315      $ 2,772     $   352
Bank borrowings under
 revolving credit facilities             --         --            --           --       5,924
Bank borrowings - International          90         --            --           --          --
Senior term debt                      8,435      9,234         6,069        5,139       4,436
Subordinated term debt                   --         --            27           77         585
Other borrowings                        104        100           260          447         455
                                    -------    -------       -------      -------     -------
Total                               $11,245    $11,769       $10,671      $ 8,435     $11,752
                                    =======    =======       =======      =======     =======


ITEM 2.    PROPERTIES

At December 31, 1996, the following facilities were used by the registrant and its subsidiaries in conducting their businesses:


     (a) executive offices of the registrant, Chrysler Insurance and certain other domestic subsidiaries in Southfield, Michigan;

     (b) a total of 25 zone offices, 2 satellite offices and 3 customer service centers of Chrysler Financial located throughout the United States;

     (c)   headquarters of Chrysler Capital in Stamford, Connecticut;

     (d)   headquarters of Chrysler Realty in Auburn Hills, Michigan;

     (e) a total of 4 offices used as headquarters and zone offices in Canada; and

     (f) a total of 4 offices used for international operations, located in Belgium, France, Italy and Japan.

All of the facilities described above were leased by the registrant.

At December 31, 1996, a total of 259 automobile dealership properties, generally consisting of land and improvements, were owned by Chrysler Realty and leased primarily to dealers franchised by Chrysler.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Omitted in accordance with General Instruction J.)

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

All of the outstanding common stock of the registrant, consisting of one class of common stock, is owned by Chrysler.


ITEM 6.       SELECTED FINANCIAL DATA

                                    1996         1995        1994          1993         1992
                                  -------      -------     -------       -------      -------
                                                   (in millions of dollars)
Finance revenue
 and other revenues              $  2,481     $  2,439     $  1,995     $  2,039      $  2,575
Earnings before cumulative
 effect of changes in
 accounting principles           $    376     $    339     $    195     $    159      $    180
Cumulative effect of changes
 in accounting principles        $     --     $     --     $     --     $    (30)     $     51
Net earnings                     $    376     $    339     $    195     $    129      $    231
Total assets                     $ 17,533     $ 17,835     $ 16,648     $ 14,251      $ 17,585
Total debt                       $ 11,245     $ 11,769     $ 10,671     $  8,435      $ 11,752
Cash dividends:
 Preferred stock                 $     --     $     --     $     --     $     --      $      1
 Common stock                    $    382     $    335     $     40     $     --      $     --

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries (the "Company") achieved record net earnings of $376 million in 1996 compared to $339 million and $195 million in 1995 and 1994, respectively. The increase in net earnings for 1996 compared to 1995 primarily reflects net margin improvements partially offset by an increase in the provision for credit losses. The increase in net earnings for 1995 compared to 1994 primarily reflects higher levels of automotive financing, lower operating expenses and lower costs of bank facilities.

Automotive volume totaled $77.2 billion in 1996, compared with $81.9 billion and $70.4 billion in 1995 and 1994, respectively. The decrease in automotive volume from 1996 to 1995 is primarily due to increased competition and actions taken by the Company to improve retail credit mix. The increase in automotive volume in 1995 compared to 1994 reflects higher retail lease penetration and higher levels of dealer financing.

Financing support provided in the United States for new Chrysler vehicle retail deliveries (including fleet), and wholesale vehicle sales to dealers and the number of vehicles financed over the last three years were as follows:

                                            Year Ended December 31,
                                      ---------------------------------
                                      1996          1995           1994
                                      ----          ----           ----
United States Penetration:
        Retail                           20%            27%          24%
        Wholesale                        72%            74%          73%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
        Retail                          485            594          525
        Wholesale                     1,771          1,632        1,647

Net margin totaled $783 million in 1996 compared to $675 million in 1995 and $603 million in 1994. Automotive financing revenue totaled $1,540 million in 1996, compared with $1,475 million in 1995 and $1,089 million in 1994. The increase in net margin in 1996 primarily reflects lower average effective cost of borrowings. The increase in net margin from 1994 to 1995 reflects higher average automotive finance receivables outstanding and vehicles leased, and lower average effective cost of borrowings.

A comparison of the borrowing costs is shown in the following table:

                                             Year Ended December 31,
                                       ----------------------------------
                                       1996          1995            1994
                                       ----          ----            ----
                                              (dollars in millions)
Interest expense                     $   797        $   910         $   754
Average borrowings                   $11,590        $11,463         $ 9,407
Average effective cost of
    borrowings:
    Consolidated                         6.9%           7.9%            8.0%
    U.S. and Canada                      6.9%           7.4%            7.4%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)

The decline in the average effective borrowing costs for the year ended December 31, 1996, primarily reflects lower market interest rates in the United States and Canada.

Service fee income was $299 million for the year ended December 31, 1996, compared to $271 million and $247 million for the years ended December 31, 1995 and 1994, respectively. The increase in service fee income over the last two years is due to higher levels of sold receivables which the Company continues to service.

Investment and other income decreased to $382 million in 1996, compared to $397 million and $243 million in 1995 and 1994, respectively. Investment and other income reflects a $9 million loss from the sale of certain nonautomotive assets during 1996 and a gain of $12 million on the sale of certain nonautomotive assets during 1995. The increase in receivable sale gains for 1996 compared to 1995 was offset by a decrease in interest income earned on cash equivalents and marketable securities. The increase in investment and other income for 1995 compared to 1994 was primarily due to an increase in gains on sales of receivables and higher average outstandings of cash equivalents and marketable securities.

Operating and other expenses totaled $523 million in 1996, compared to $508 million and $603 million in 1995 and 1994, respectively. The decline in operating and other expenses in 1995 compared to 1994 reflects the downsizing and sale of nonautomotive operations.

Provision for credit losses for 1996 totaled $387 million compared to $342 million and $203 million for 1995 and 1994, respectively. The increase in provision for credit losses in 1996 compared to 1995 reflects higher loss experience from retail automotive receivables. The increase in the provision for credit losses for 1995 compared to 1994 reflects an increase in automotive volume.

Total assets at December 31, 1996 were $17.5 billion, compared to $17.8 billion and $16.6 billion at December 31, 1995 and 1994, respectively. Total debt outstanding at December 31, 1996 was $11.2 billion, compared to $11.8 billion at December 31, 1995 and $10.7 billion at December 31, 1994. The Company's debt-to-equity ratio was 3.4 to 1 at December 31, 1996, compared to
3.6 to 1 at December 31, 1995, and 3.3 to 1 at December 31, 1994.

The Company's portfolio of finance receivables managed, which includes receivables owned and receivables serviced for others, totaled $39.1 billion at December 31, 1996, compared to $38.1 billion at December 31, 1995, and $32.7 billion at December 31, 1994. The increase in finance receivables managed over the last two years reflects higher automotive volume. Receivables serviced for others totaled $27.8 billion at December 31, 1996, compared to $25.2 billion at December 31, 1995, and $20.1 billion at December 31, 1994.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financial Review (continued)

Net credit loss experience, including net losses on receivables sold subject to limited recourse provisions, for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                Year Ended December 31,
                                         ------------------------------------
                                         1996            1995            1994
                                         ----            ----            ----
                                               (in millions of dollars)
Net Credit Losses:
Automotive financing                    $  358          $  229          $  117
Nonautomotive financing                     35              23              41
                                        ------          ------          ------
    Total                               $  393          $  252          $  158
                                        ======          ======          ======

                                                 Year Ended December 31,
                                         -------------------------------------
                                         1996             1995            1994
                                         ----             ----            ----
Net Credit Losses to
Average Receivables Outstanding
Automotive financing                     1.06%            0.70%           0.42%
Nonautomotive financing                  1.06%            0.69%           1.05%
    Total                                1.06%            0.70%           0.50%

During the fourth quarter of 1995 and throughout 1996, the Company experienced higher credit losses on automotive retail receivables. Company management attributes the increased losses to the combined effect of a deterioration in consumer credit markets, an increase in the frequency of repossessions, and organizational realignments within the Company that affected retail collections. Recent credit loss experience may continue while continued actions are taken to improve the credit mix and servicing of the Company's automotive retail receivables. However, no assurance can be given as to future results.

The Company's allowance for credit losses totaled $526 million, $578 million, and $512 million at December 31, 1996, 1995, and 1994, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.52 percent at December 31, 1996, 1.69 percent at December 31, 1995, and 1.66 percent at December 31, 1994. The decline in the allowance for credit losses as a percentage of related finance receivables outstanding from December 31, 1995 is primarily attributable to the Company's sale of nonautomotive assets and higher loss experience on the Company's retail automotive receivables.

Liquidity and Capital Resources

Term debt, commercial paper, and receivable sales represent the Company's primary funding sources. During 1996, the Company issued $1.2 billion of term debt (primarily medium term notes), repaid term debt of $2.0 billion and increased its commercial paper by $0.2 billion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources (Continued)

Receivable sales continued to be a significant source of funding during 1996 as the Company realized $8.1 billion of net proceeds from the sale of automotive retail receivables, compared to $6.5 billion of net proceeds in 1995. Securitization of revolving wholesale account balances provided funding which aggregated $6.8 billion and $6.7 billion at December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company had contractual debt maturities of $5.7 billion in 1997 (including $2.6 billion of short-term notes with an average remaining term of 37 days), $2.6 billion in 1998, $1.6 billion in 1999, $0.8 billion in 2000, $0.4 billion in 2001, and $0.1 billion in years thereafter.

The revolving credit facilities which total $8.0 billion consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1996, no amounts were outstanding under these facilities.

The Company paid dividends to Chrysler Corporation totaling $382 million, $335 million and $40 million for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company believes that cash provided by operations, receivable sales, securitizations, and issuance of term debt and commercial paper will provide sufficient liquidity to meet its funding requirements.

New Accounting Standard

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires securitization transactions to be accounted for as sales when legal and effective control over transferred receivables is surrendered. In addition, servicing assets or liabilities are to be recognized when servicing rights are retained by the seller. Current accounting standards do not permit recognition of servicing assets arising from securitization transactions. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

The Company will adopt SFAS No. 125 on January 1, 1997, as required. SFAS No. 125 is not expected to have a material effect on results of operations or financial position when adopted. Securitization transactions entered into after December 31, 1996 are expected to be structured in a manner that qualifies for sale accounting under SFAS No. 125. Gains or losses from securitization transactions occurring after December 31, 1996 may vary from historical results due to, among other things, adoption of SFAS No. 125, the level of securitization activity and interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Net Earnings

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996      1995    1994
                                                      ----      ----    ----
                                                     (in millions of dollars)
Finance Revenue (Notes 1 and 11):
 Automotive:
  Retail                                             $  710   $  718   $  545
  Wholesale and other                                   588      653      523
  Vehicles leased - rents and fees (Notes 5 and 9)      242      104       21
 Nonautomotive                                          132      156      279
                                                     ------   ------   ------
   Total finance revenue                              1,672    1,631    1,368

Interest expense (Note 6)                               797      910      754
Depreciation on vehicles leased (Note 1)                 92       46       11
                                                     ------   ------   ------
Net margin                                              783      675      603

Other Revenues:
 Servicing fee income (Note 1)                          299      271      247
 Insurance premiums earned (Note 7)                     128      140      137
 Investment and other income (Note 3)                   382      397      243
                                                     ------   ------   ------
   Net margin and other revenues                      1,592    1,483    1,230
                                                     ------   ------   ------

Costs and Expenses:
 Operating and other expenses                           523      508      603
 Provision for credit losses (Notes 1 and 2)            387      342      203
 Insurance losses and loss adjustment expenses
  (Notes 1 and 7)                                        96      111      109
                                                     ------   ------   ------
   Total costs and expenses                           1,006      961      915
                                                     ------   ------   ------

Earnings before income taxes                            586      522      315

Provision for income taxes (Note 8)                     210      183      120
                                                     ------   ------   ------

Net Earnings                                         $  376   $  339   $  195
                                                     ======   ======   ======

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet

                                                                     December 31,
                                                                   ---------------
                                                                   1996       1995
                                                                   ----       ----
                                                               (in millions of dollars)
Assets (Note 1):

Finance receivables - net (Note 2)                                $11,158   $12,644
Retained interests in sold receivables - net (Notes 2 and 3)        3,153     2,733
                                                                  -------   -------

  Total finance receivables and retained interests - net           14,311    15,377

Cash and cash equivalents (Note 4)                                    230       476
Marketable securities (Note 4)                                        472       674
Vehicles leased - net (Note 5)                                        614       397
Dealership properties leased - net (Note 5)                           319       363
Repossessed collateral                                                146       194
Loans and other amounts due from affiliated companies (Note 11)       859        --
Other assets                                                          582       354
                                                                  -------   -------
Total Assets                                                      $17,533   $17,835
                                                                  =======   =======

Liabilities (Note 1):

Debt (Note 6)                                                     $11,245   $11,769
Accounts payable, accrued expenses and other (Note 7)               1,372     1,236
Amounts due to affiliated companies (Note 11)                          --        29
Deferred income taxes (Note 8)                                      1,628     1,499
                                                                  -------   -------

  Total Liabilities                                                14,245    14,533
                                                                  -------   -------

Commitments and contingent liabilities (Notes 3, 7 and 9)

Shareholder's Investment (Note 10):

Common stock - par value $100 per share:
 Authorized, issued and outstanding 250,000 shares                     25        25
Additional paid-in capital                                          1,168     1,168
Retained earnings                                                   2,095     2,109
                                                                  -------   -------

  Total Shareholder's Investment                                    3,288     3,302
                                                                  -------   -------

Total Liabilities and Shareholder's Investment                    $17,533   $17,835
                                                                  =======   =======

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
                                                                  (in millions of dollars)
Cash Flows From Operating Activities:
 Net earnings                                                 $    376    $    339    $    195
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                                (169)       (122)        (59)
   Net loss (gain) from sales of nonautomotive assets                9         (12)         --
   Provision for credit losses                                     387         342         203
   Depreciation and amortization                                   118          88          83
   Change in deferred income taxes and income taxes payable        136         (62)         42
   Change in amounts due to/from affiliated companies              104         136         (82)
   Change in accounts payable, accrued expenses
    and other assets                                               (58)         59         160
                                                              --------    --------    --------

 Net cash provided by operating activities                         903         768         542
                                                              --------    --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                           (72,339)    (74,770)    (66,334)
 Collections of finance receivables                             21,646      27,164      28,251
 Sales of finance receivables                                   50,126      46,262      35,543
 Purchases of marketable securities (Note 4)                    (1,910)     (2,189)     (2,013)
 Sales and maturities of marketable securities                   3,096       2,386       2,056
 Change in loans to affiliated companies (Note 11)                (825)         --          --
 Purchases of vehicles leased                                     (366)       (321)       (143)
 Sales of vehicles leased                                           59          16          --
 Sales of nonautomotive assets                                     225          94          --
 Other                                                              11         129        (181)
                                                              --------    --------    --------

 Net cash used in investing activities                            (277)     (1,229)     (2,821)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes and affiliated borrowings              181      (1,880)      1,535
 Issuance of term debt                                           1,163       4,281       1,762
 Repayment of term debt                                         (1,962)     (1,143)       (882)
 Change in bank borrowings - International                          90          --          --
 Payment of dividends                                             (382)       (335)        (40)
 Other                                                              38        (160)       (187)
                                                              --------    --------    --------

 Net cash (used in) provided by financing activities              (872)        763       2,188
                                                              --------    --------    --------

Change in cash and cash equivalents                               (246)        302         (91)
Cash and cash equivalents at beginning of year                     476         174         265
                                                              --------    --------    --------

Cash and Cash Equivalents at End of Year                      $    230    $    476    $    174
                                                              ========    ========    ========

See Notes to Consolidated Financial Statements.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Chrysler Financial Corporation and its consolidated subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated. Chrysler Financial Corporation's common shares are owned by Chrysler Corporation (together with its subsidiaries, "Chrysler"). Amounts for prior years have been reclassified to conform with the current year's classifications.

Nature of Operations

The Company is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management primarily for Chrysler dealers and their customers. The principal markets for the Company's automotive financial products and services are the United States and Canada. During 1996, the Company expanded into international markets by opening offices in Belgium, France, Italy and Japan. The Company's nonautomotive operations consist of leveraged lease investments and other commercial loans.

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

Receivable Sales

The Company sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited recourse provisions. The Company generally sells its receivables to a trust and remains as servicer for which it is paid a servicing fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, the Company retains residual cash flows, a limited interest in the principal balances of the sold receivables and certain cash deposits provided as credit enhancements for investors.

Gains or losses from the sales of retail receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of retail receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. Since the allowance for credit losses is provided prior to receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains or losses are reflected under the caption, "Investment and other income." Gains on sales of wholesale receivables are not material.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires securitization transactions to be accounted for as sales when legal and effective control over transferred receivables is surrendered. In addition, servicing assets or liabilities are to be recognized when servicing rights are retained by the seller. Current accounting standards do not permit recognition of servicing assets arising from securitization transactions. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

The Company will adopt SFAS No. 125 on January 1, 1997, as required. SFAS No. 125 is not expected to have a material effect on results of operations or financial position when adopted. Securitization transactions entered into after December 31, 1996 are expected to be structured in a manner that qualifies for sale accounting under SFAS No. 125. Gains or losses from securitization transactions occurring after December 31, 1996 may vary from historical results due to, among other things, adoption of SFAS No. 125, the level of securitization activity and interest rates.

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

Lease Transactions

Leasing operations consist of operating leases of vehicles and leveraged leases of major equipment and real estate, all of which are accounted for in accordance with the classification of the leases. The related revenue is recorded as finance revenue. Depreciation is provided for on a straight-line basis over the term of the lease.

The Company has significant investments in the residual values of its leasing portfolios. These residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are continually reviewed to determine that recorded amounts are appropriate.

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

Reserve for Insurance Losses and Loss Adjustment Expenses

The reserve for insurance losses and loss adjustment expenses, included in "Accounts payable, accrued expenses and other", represents the estimated net liability for incurred losses based upon prior years' experience adjusted for current trends. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are recorded, if necessary.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Cash Equivalents

Temporary investments of excess borrowed funds with a maturity of less than three months when purchased are considered to be cash equivalents.

Marketable Securities

The Company's debt and equity securities are classified as available-for-sale and are reported at fair value. Changes in the fair value of available-for-sale securities are recorded as adjustments to retained earnings, net of applicable deferred taxes. The Company determines gains and losses on securities using the specific identification method.

Repossessed Collateral

Repossessed collateral and real estate owned are carried at the lower of fair value less estimated selling expenses or cost. Repossessed collateral carrying costs and gains or losses from disposition of such assets are recognized in the period incurred. Fair value for real estate owned is determined by appraisal. Other factors affecting collectibility are also evaluated and adjustments are recorded, if necessary.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage funding costs and exposures arising from changes in interest rates and currency exchange rates. These derivative financial instruments include interest rate swaps and currency exchange agreements. The Company does not use derivative financial instruments for trading purposes.

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

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows:

                                         December 31,
                                       ----------------
                                       1996        1995
                                       ----        ----
                                   (in millions of dollars)
Automotive:
 Retail (Note 11)                    $  4,710    $  6,528
 Wholesale and other (Note 11)          3,755       3,059
 Retained senior interests in sold
  wholesale receivables (1)               677         935
                                     --------    --------
   Total automotive                     9,142      10,522

Nonautomotive:
 Leveraged leases                       1,952       1,679
 Commercial                               252         712
                                     --------    --------
   Total nonautomotive                  2,204       2,391
                                     --------    --------

Total finance receivables              11,346      12,913
Allowance for credit losses (2)          (188)       (269)
                                     --------    --------
  Total finance receivables - net    $ 11,158    $ 12,644
                                     ========    ========

(1) Represents receivables held in trust eligible to be securitized or returned to the Company.

(2) During 1996, the allowance for credit losses was reduced $40 million as a result of the sale of nonautomotive assets.

The Company's retained interests in sold receivables are generally restricted and subject to limited recourse provisions. The following is a summary of amounts included in "Retained interests in sold receivables - net":

                                                          December 31,
                                                       ----------------
                                                       1996        1995
                                                       ----        ----
                                                   (in millions of dollars)
Cash and investments                                  $   460    $   424
Subordinated interests in receivables                   2,589      2,206
Residual cash flows                                       202        166
Other                                                     237        243
Allowance for credit losses                              (335)      (306)
                                                      -------    -------
 Total retained interests in sold receivables - net   $ 3,153    $ 2,733
                                                      =======    =======

Changes in the allowance for credit losses, including receivables sold subject to limited recourse provisions and vehicles leased, were as follows:

                                                 Year Ended December 31,
                                                ------------------------
                                                 1996    1995      1994
                                                 ----    ----      ----
                                                (in millions of dollars)
Balance at beginning of year                    $ 578    $ 512    $ 494
Provision for credit losses                       387      342      203
Net credit losses                                (393)    (252)    (158)
Reduction due to sale of nonautomotive assets     (40)      --       --
Other adjustments                                  (6)     (24)     (27)
                                                -----    -----    -----
 Balance at end of year                         $ 526    $ 578    $ 512
                                                =====    =====    =====

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Finance Receivables and Retained Interests - Net (continued)

Nonearning finance receivables and nonearning receivables sold subject to limited recourse provisions totaled $263 million and $333 million, at December 31, 1996 and 1995, respectively, which represented 0.8 percent and 1.0 percent of such receivables outstanding, respectively.

Maturities of finance receivables at December 31, 1996, are as follows: 1997 - $5,979 million; 1998 - $1,391 million; 1999 - $1,102 million; 2000 - $646 million; 2001 - $538 million; and thereafter - $1,690 million. Actual cash flow experience will vary from contractual maturities due to future receivable sales, prepayments and charge-offs.

The Company's investment in leveraged leases included in "Finance receivables
- net" and related deferred income taxes, were as follows:

                                               December 31,
                                            ----------------
                                            1996        1995
                                            ----        ----
                                        (in millions of dollars)
Rentals receivable (net of principal and
 interest on non-recourse debt)            $ 2,015    $ 1,608
Residual values                                923        850
Unearned income                               (903)      (688)
Deferred investment tax credits                (83)       (91)
                                           -------    -------
  Net receivables                            1,952      1,679
Deferred income taxes                       (1,554)    (1,468)
                                           -------    -------
  Net investment in leveraged leases       $   398    $   211
                                           =======    =======

Note 3 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows:

               December 31,
              --------------
              1996      1995
              ----      ----
        (in millions of dollars)
Retail      $15,048   $13,043
Wholesale     8,014     8,010
            -------   -------
 Total      $23,062   $21,053
            =======   =======

Included in "Investment and other income" are net gains before expected credit losses totaling $169 million, $122 million and $59 million for the years ended December 31, 1996, 1995 and 1994, respectively. The provision for credit losses related to such sales amounted to $244 million, $180 million and $130 million for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 4 - Securities

Contractual maturities of marketable debt securities at December 31, 1996, were as follows:

                                      Available-for-sale
                                          Securities
                                      ------------------
                                                 Fair
                                        Cost     Value
                                        ----     -----
                                   (in millions of dollars)
Within one year                         $117      $117
After one year through five years        111       114
After five years through ten years        59        60
After ten years                          139       140
                                        ----      ----
 Total                                  $426      $431
                                        ====      ====

The proceeds from sales of available-for-sale securities were $138 million, $129 million and $63 million for the years ended December 31, 1996, 1995 and 1994, respectively. The related realized gains and losses were immaterial.

Information with respect to the Company's portfolio of securities, which includes investments classified as marketable securities and cash equivalents was as follows:

                                                         December 31, 1996
                                               ------------------------------------
                                                        Fair       Gross Unrealized
                                               Cost     Value      Gains    Losses
                                               ----     -----      -----    ------
                                                     (in millions of dollars)
Available-for-sale securities:
 Bonds - Corporate/Public Utility              $111      $114      $  5      $  2
         State/Municipal                         50        51         1        --
 Government securities - United States
  and Canada                                    156       157         3         2
 Short-term notes                                37        37        --        --
 Asset-backed securities*                        72        72        --        --
                                               ----      ----      ----      ----
  Total debt securities                         426       431         9         4
   Common stocks                                 13        13        --        --
   Preferred stocks                              27        28         1        --
                                               ----      ----      ----      ----
    Total available-for-sale securities         466       472      $ 10      $  4
                                                                   ====      ====
Cash equivalents                                 38        38
                                               ----      ----
 Total securities                              $504      $510
                                               ====      ====

                                                         December 31, 1996
                                               ------------------------------------
                                                        Fair       Gross Unrealized
                                               Cost     Value      Gains    Losses
                                               ----     -----      -----    -------
                                                     (in millions of dollars)
Available-for-sale securities:
 Bonds - Corporate/Public Utility              $112      $120      $  9      $  1
         State/Municipal                         48        48        --        --
 Government securities - United States
  and Canada                                    186       188         4         2
 Short-term notes                                21        21        --        --
 Asset-backed securities*                       270       278         8        --
                                               ----      ----      ----      ----
  Total debt securities                         637       655        21         3
   Preferred stocks                              18        19         1        --
                                               ----      ----      ----      ----
    Total available-for-sale securities         655       674      $ 22      $  3
                                                                   ====      ====
Cash equivalents                                270       270
                                               ----      ----
 Total securities                              $925      $944
                                               ====      ====

* Money market notes purchased from trusts established in connection with the Company's securitization of retail receivables.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 4 - Securities (continued)

The Company had $400 million and $394 million of marketable securities limited for use in its insurance operations in accordance with various statutory requirements at December 31, 1996 and 1995, respectively.

The Company acquired $1 billion and $250 million of asset-backed securities in non-cash transactions relating to the securitization of retail receivables during 1996 and 1995, respectively.

Note 5 - Vehicles Leased and Dealership Properties Leased

"Vehicles leased - net" was as follows:

                                     December 31,
                                  ----------------
                                  1996        1995
                                  ----        ----
                              (in millions of dollars)
Vehicles at cost                 $ 743       $ 454
Accumulated depreciation          (126)        (54)
Allowance for credit losses         (3)         (3)
                                 -----       -----
 Vehicles leased - net           $ 614       $ 397
                                 =====       =====


Future minimum rentals on vehicles leased at December 31, 1996 are as follows:
1997 - $147 million; 1998 - $79 million; 1999 - $9 million; and 2000 - $1 million.

"Dealership properties leased - net" was as follows:

                                            December 31,
                                         ----------------
                                         1996        1995
                                         ----        ----
                                     (in millions of dollars)
Dealership properties at cost            $ 441       $ 490
Accumulated depreciation                  (122)       (127)
                                         -----       -----
 Dealership properties leased - net      $ 319       $ 363
                                         =====       =====

Future minimum rentals on dealership properties leased at December 31, 1996 are as follows: 1997 - $76 million; 1998 - $62 million; 1999 - $49 million; 2000 - $33 million; 2001 - $20 million; and thereafter - $29 million.

Note 6 - Debt

Average effective cost of borrowing was as follows:

                                            Year Ended December 31,
                             ----------------------------------------------------
                                      1996                           1995
                             --------------------          ----------------------
                              Short-                       Short-
                               Term   Term  Total            Term    Term   Total
                              Notes   Debt   Debt           Notes    Debt    Debt
                             ------   ----  -----          -------   ----   -----
United States operations       6.1%   6.9%   6.9%            6.8%    7.4%    7.3%
Consolidated operations        5.6%   7.0%   6.9%            6.9%    8.2%    7.9%

                               Chrysler Financial Corporation and Subsidiaries
                                    Notes to Consolidated Financial Statements

Note 6 - Debt (continued)

Debt outstanding at December 31, 1996 and 1995 was as follows:

                                                    Weighted Average              December 31,
                                                   Interest Rates* at         -------------------
Maturity                                            December 31, 1996         1996           1995
--------                                           ------------------         ----           ----
                                                                           (in millions of dollars)
Short-term notes placed primarily in the open market:
 United States                                                           $      2,008    $      2,194
 Canada                                                                           608             241
                                                                         ------------    ------------
  Total short-term notes (primarily
   commercial paper)                                        5.0%                2,616           2,435
                                                                         ------------    ------------

Bank borrowings - International                             4.0%                   90              --
                                                                         ------------    ------------

Senior term debt:
 United States, due
  1996                                                                             --           1,600
  1997                                                      6.5%                2,877           2,877
  1998                                                      6.4%                2,309           1,885
  1999                                                      8.1%                1,531           1,394
  2000                                                      6.4%                  788             770
  2001                                                      5.5%                  376              --
  Thereafter                                                6.2%                   49             391
                                                                         ------------    ------------
   Total United States                                                          7,930           8,917
 Canada, due 1996-1999                                      7.5%                  505             317
                                                                         ------------    ------------
  Total senior term debt                                                        8,435           9,234
Other borrowings                                            8.6%                  104             100
                                                                         ------------    ------------
 Total debt                                                              $     11,245    $     11,769
                                                                         ============    ============

* The weighted average interest rates, including the effects of interest rate exchange agreements, have been calculated on the basis of rates in effect at December 31, 1996, including $2,425 million of variable rate senior term debt.

Interest paid by the Company for the years ended December 31, 1996, 1995 and 1994 amounted to $788 million, $847 million and $733 million, respectively.

The Company has contractual debt maturities at December 31, 1996, as follows:
1997 - $5.7 billion (including $2.6 billion of short-term notes with an average remaining term of 37 days); 1998 - $2.6 billion; 1999 - $1.6 billion; 2000 - $0.8 billion; 2001 - $0.4 billion; and thereafter - $0.1 billion.

The Company manages its exposure arising from changes in interest rates and currency exchange rates by utilizing derivative financial instruments (see
Note 13 - Financial Instruments).

Credit Facilities

The revolving credit facilities, which total $8.0 billion, consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1996, no amounts were outstanding under these facilities.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

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

The amounts reported as "Insurance premiums earned" are net of related ceded reinsurance premiums of $49 million, $46 million and $40 million for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts reported as "Insurance losses and loss adjustment expenses" are net of related reinsurance loss and loss adjustment expenses of $28 million, $26 million and $28 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Included in "Accounts payable, accrued expenses and other" are net unearned premiums and net reserves for insurance losses and loss adjustment expenses for the Company's property and casualty and life insurance operations, as follows:

                                                        December 31,
                                                      ---------------
                                                      1996       1995
                                                      ----       ----
                                                 (in millions of dollars)
Direct and assumed unearned premiums                 $  58       $  68
Reinsurance ceded                                       (6)         (7)
                                                     -----       -----
 Net unearned premiums                               $  52       $  61
                                                     =====       =====


Direct and assumed reserve for insurance losses
 and loss adjustment expenses                        $ 210       $ 216
Reinsurance ceded                                      (38)        (33)
                                                     -----       -----
 Net reserve for insurance losses and loss
  adjustment expenses                                $ 172       $ 183
                                                     =====       =====

Changes in the net reserve for unpaid losses and loss adjustment expenses net of reinsurance, salvage and subrogation for the Company's property and casualty operations were as follows:

                                                             Year Ended December 31,
                                                         -----------------------------
                                                         1996        1995         1994
                                                         ----        ----         ----
                                                            (in millions of dollars)
Balance at beginning of year (net of reinsurance
 ceded of $33 million, $44 million and $47 million)      $ 180       $ 177       $ 166

Incurred related to:
 Current year                                              109         117         115
 Prior years                                               (12)         (8)         (8)
                                                         -----       -----       -----
  Total incurred                                            97         109         107
                                                         -----       -----       -----

Paid related to:
 Current year                                              (49)        (51)        (42)
 Prior years                                               (56)        (55)        (54)
                                                         -----       -----       -----
  Total paid                                              (105)       (106)        (96)
                                                         -----       -----       -----

Balance at end of year (net of reinsurance
 ceded of $38 million, $33 million and $44 million)      $ 172       $ 180       $ 177
                                                         =====       =====       =====

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 8 - Income Taxes

The provision for income taxes included the following:

                                              Year Ended December 31,
                                           ----------------------------
                                           1996        1995        1994
                                           ----        ----        ----
                                              (in millions of dollars)
Current tax expense (credit):
 United States                             $  56       $ 218       $  86
 State and local                              (3)         15          10
 Foreign                                      10          14          22
                                           -----       -----       -----
  Total current tax expense (credit)          63         247         118
                                           -----       -----       -----

Deferred tax expense (credit):
 United States                               111         (71)         (8)
 State and local                              22           3          11
 Foreign                                      14           4          (1)
                                           -----       -----       -----
  Total deferred tax expense (credit)        147         (64)          2
                                           -----       -----       -----

Total provision for income taxes           $ 210       $ 183       $ 120
                                           =====       =====       =====

Income taxes paid by the Company for the years ended December 31, 1996, 1995 and 1994 amounted to $4 million, $337 million and $27 million, respectively. Included in these amounts were taxes refunded (net of taxes paid) by Chrysler under the Tax Sharing Agreement of $13 million in 1996, and taxes paid (net of refunds) to Chrysler under the Tax Sharing Agreement of $312 million and $15 million in 1995 and 1994, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory income tax rate to earnings before income taxes, as follows:

                                            Year Ended December 31,
                                        ------------------------------
                                        1996         1995         1994
                                        ----         ----         ----
                                           (in millions of dollars)
Tax at U.S. statutory rate             $ 205        $ 183        $ 110
State and local income taxes              12           12           14
Foreign income taxes                       5            8            7
Tax credits                               (6)          (2)          (1)
Purchase accounting adjustments           --           (6)           2
Leveraged lease rate adjustments          (5)          (5)          (6)
Other                                     (1)          (7)          (6)
                                       -----        -----        -----
 Total provision for income taxes      $ 210        $ 183        $ 120
                                       =====        =====        =====

Effective tax rate                      35.8%        35.0%        38.1%
Statutory tax rate                      35.0%        35.0%        35.0%

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 8 - Income Taxes (continued)

The tax-effected temporary differences which comprise deferred tax assets and liabilities were as follows:

                                                                  December 31,
                                                ----------------------------------------------
                                                         1996                    1995
                                                ----------------------   ---------------------
                                                Deferred    Deferred     Deferred    Deferred
                                                   Tax         Tax          Tax        Tax
                                                 Assets    Liabilities    Assets   Liabilities
                                                --------   -----------   --------  -----------
                                                           (in millions of dollars)
Nondeductible reserves                           $  201      $   --      $  182      $   --
Leasing activities                                   --       1,768          --       1,674
Depreciation                                         --           9          --          11
State and local taxes                                --         127          --         106
Postretirement benefits other than pensions          23          --          20          --
Foreign currency exchange                            29          --          28          --
Servicing transactions                               40          --          61          --
Other                                                59          76          70          69
                                                 ------      ------      ------      ------
 Total                                           $  352      $1,980      $  361      $1,860
                                                 ======      ======      ======      ======

Note 9 - Commitments and Contingent Liabilities

Various legal actions are pending against the Company, some of which seek damages in large or unspecified amounts and other relief. The Company believes each proceeding constitutes routine litigation encountered in the normal course of business. Although the ultimate amount of liability with respect to such matters cannot be determined at December 31, 1996, the Company has established reserves which it believes will be sufficient to cover these matters. After giving effect to these reserves, management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

In connection with a funding agreement with a third party, the Company originates and services a portfolio of vehicles leased to others. Net fees under this agreement are included in "Finance Revenue" in "Vehicles leased - rents and fees." At December 31, 1996, the Company is contingently liable under this agreement for approximately $46 million.

The Company is obligated under terms of noncancelable operating leases for the majority of its office facilities and equipment, as well as for a number of dealership facilities which are subleased to Chrysler-authorized automotive dealers. These leases are generally renewable and provide that certain expenses related to the properties are to be paid by the lessee.

Future minimum lease commitments under the aforementioned leases with remaining terms in excess of one year at December 31, 1996 are as follows:
1997 - $42 million; 1998 - $37 million; 1999 - $32 million; 2000 - $27 million; 2001 - $20 million; and thereafter - $62 million. Future minimum lease commitments have not been reduced by minimum sublease rentals of $134 million due in the future under noncancelable subleases.

Rental expense for operating leases for the years ended December 31, 1996, 1995 and 1994 was $47 million, $50 million and $53 million, respectively. Sublease rentals of $37 million, $40 million and $42 million were received in 1996, 1995 and 1994, respectively.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 10 - Shareholder's Investment

"Shareholder's Investment" is summarized as follows:

                                            Additional                Total
                                    Common    Paid-In   Retained  Shareholder's
                                     Stock    Capital   Earnings   Investment
                                    ------  ----------  --------  -------------
                                             (in millions of dollars)
Balance - December 31, 1993         $    25   $ 1,168   $ 1,938    $ 3,131

 Net earnings                            --        --       195        195
 Common stock dividends                  --        --       (40)       (40)
 Net unrealized holding losses on
  securities                             --        --       (13)       (13)
                                    -------   -------   -------    -------
Balance - December 31, 1994              25     1,168     2,080      3,273
                                    -------   -------   -------    -------

 Net earnings                            --        --       339        339
 Common stock dividends                  --        --      (335)      (335)
 Net unrealized holding gains on
  securities                             --        --        25         25
                                    -------   -------   -------    -------
Balance - December 31, 1995              25     1,168     2,109      3,302
                                    -------   -------   -------    -------

 Net earnings                            --        --       376        376
 Common stock dividends                  --        --      (382)      (382)
 Net unrealized holding losses on
  securities                             --        --        (8)        (8)
                                    -------   -------   -------    -------
Balance - December 31, 1996         $    25   $ 1,168   $ 2,095    $ 3,288
                                    =======   =======   =======    =======


Note 11 - Transactions with Affiliates

The Company has an Income Maintenance Agreement with Chrysler. The agreement provides for payments to maintain the Company's required coverage of earnings available for fixed charges at 110 percent. No payments were required pursuant to the Income Maintenance Agreement for 1996, 1995 or 1994.

Gains and losses from translating assets and liabilities outside the United States to U.S. dollar equivalents are credited or charged to Chrysler in accordance with an agreement indemnifying the Company against losses incurred as a result of foreign exchange risks. Pursuant to this agreement, the Company charged Chrysler $1 million in 1996, paid approximately $1 million in 1995 and charged Chrysler $24 million in 1994.

Pursuant to an agreement between Chrysler and Chrysler Realty Corporation, the Company received fees of $19 million in 1996, $22 million in 1995 and $22 million in 1994. The fees include charges for administrative services rendered in the management of dealership land and facilities, reimbursement of holding costs on vacant facilities, reimbursement of charges by the Company to dealer tenants for rent in amounts less than the Company pays as rent on certain leased facilities and for rent in amounts less than current market rent on certain owned facilities.

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

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 11 - Transactions with Affiliates (continued)

The Company provides secured financing to Chrysler in the normal course of business. At December 31, 1996, $714 million was outstanding under these agreements compared to $628 million at December 31, 1995. These amounts were included in "Finance receivables - net" as "Retail."

In addition, the Company purchases trade receivables from Chrysler. The amount of purchased receivables outstanding was $1.4 billion and $1.0 billion at December 31, 1996 and 1995, respectively. These amounts were included in "Finance receivables - net" as "Wholesale and other."

During 1996, the Company executed a $1.1 billion secured revolving loan agreement with Chrysler Canada Ltd. ("CCL") to fund CCL's purchase of leased vehicles. At December 31, 1996, $432 million was outstanding.

At December 31, 1996, Chrysler had short-term borrowings from the Company of $433 million. At December 31, 1995, the Company had short-term borrowings from Chrysler of $37 million and Chrysler had short-term borrowings from the Company of $37 million.

Effective as of January 1, 1996, the Company contributed the shares of its wholly owned subsidiary, Chrysler Comercial, S.A. de C.V. to Grupo Chrysler de Mexico, S.A. de C.V. ("Grupo") in exchange for shares of Grupo. The noncash exchange was recorded at historical cost resulting in an increase in "Other assets" of approximately $59 million and a decrease in "Finance receivables - net" of $278 million, "Debt" of $34 million, "Amounts due to affiliated companies" of $167 million and "Deferred income taxes" of $13 million. The Company has recorded its investment in Grupo under the cost method. Amounts for prior years have not been restated for the transfer of ownership due to immateriality.

In 1995, the Company and Chrysler entered into a support agreement in which Chrysler will reimburse the Company for actual credit losses in Mexico up to a specified amount. Reimbursement for credit losses will be recorded as a reduction to the Company's investment.

Note 12 - Employee Benefit Plans

On December 31, 1995, the Company's pension plans were merged into similar pension plans providing noncontributory and contributory benefits sponsored by Chrysler, which cover substantially all of the employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries. The noncontributory Chrysler Pension Plan provides benefits based on a fixed rate for each year of service. Additionally, the contributory Chrysler Salaried Employees' Retirement Plan provides benefits to salaried employees based on the employee's cumulative contributions, years of service and employee's average salary during the consecutive five years in which salary was highest in the 15 years preceding retirement. Net pension expense was $23 million in 1996, $24 million in 1995 (including $9 million in 1996 and $17 million in 1995 in connection with voluntary early retirement programs offered in those years) and $11 million in 1994.

The Company provides health and life insurance benefits to substantially all of its U.S. and Canadian employees. Upon retirement from the Company, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 13 - Financial Instruments

Derivative Financial Instruments

The Company enters into derivative financial instruments with off-balance sheet risk in the normal course of business to reduce the sensitivity of earnings to various market risks. The Company's primary market risks include fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and exchange variability in foreign debt issuances. Derivative financial instruments, which consist primarily of interest rate swaps, are utilized to reduce the exposure to market risks and manage funding costs. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements. Exposure to variability in foreign exchange rates is mitigated through the use of currency exchange agreements on foreign debt. Notional amounts are used to measure the volume of derivative financial instruments and do not represent settlement exposure.

Interest Rate Derivative Financial Instruments

The Company's financing and investing activities are exposed to market risk due to changes in interest rates. To minimize these effects, management has entered into various derivative financial instruments. The objective of entering into these transactions is to minimize the fluctuations in earnings due to interest rate risk. The Company primarily uses interest rate swaps to manage its interest rate risk under contractually binding agreements with a counterparty.

The Company uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage the Company's asset/liability match. Interest rate basis swaps are used to manage variability in spread relationships (Prime to LIBOR spreads). The Company's interest rate swap portfolio is an integral element of its risk management policy and as such, all swaps are specific to a financing or an obligation.

The off-balance sheet interest rate derivatives and related financial instruments were as follows:

                                                                                   Notional Amounts
                                                                                    Outstanding and
                                                                                Weighted Average Rates
                                                                                     December 31,
Interest Rate Derivatives                  Variable Rate        Maturing        ----------------------
and Related Financial Instruments             Indices           Through         1996              1995
---------------------------------          -------------        --------        ----              ----
                                                                               (in millions of dollars)
Pay Fixed Interest Rate Swaps
 Short-term notes                                                 1998         $   250        $   250
  Weighted avg. pay rate                                                          9.08%          9.08%
  Weighted avg. receive rate                Money Market                          5.59%          5.86%

 Term notes                                                       1998         $   369        $    74
  Weighted avg. pay rate                                                          5.44%          7.38%
  Weighted avg. receive rate            Bankers' Acceptance                       4.41%          6.59%

Receive Fixed Interest Rate Swaps
 Term notes                                                       2002         $ 1,436        $   750
  Weighted avg. pay rate                       LIBOR                              8.07%          7.54%
  Weighted avg. receive rate                                                      9.03%          8.27%

Variable Interest Rate Swaps
 Term notes                                                       1999         $ 1,611        $ 1,611
  Weighted avg. pay rate                       LIBOR                              5.51%          5.93%
  Weighted avg. receive rate                 Fed Funds                            5.62%          6.08%
                                                                               -------        -------
Total notional amounts outstanding                                             $ 3,666        $ 2,685
                                                                               =======        =======

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 13 - Financial Instruments (continued)

The impact of interest rate derivatives on interest expense was not material in 1996, 1995 and 1994.

The Company enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific funding transactions. The Company hedges against borrowings denominated in currencies other than the borrowers' local currency. The borrowings are translated in the financial statements at the rates of exchange established under the related currency exchange agreement. The reported amount of such currency borrowings was $75 million and $330 million at December 31, 1996 and 1995, respectively. If the Company had not entered into currency exchange agreements, the recorded amount of debt would have been $22 million higher at December 31, 1996,and $175 million higher at December 31, 1995.

The Company's portfolio of currency derivative financial instruments was as follows:

                                                                          December 31, 1996
                                                                     ------------------------------
      Currency                                       Weighted        Contract or            Net
Derivative Financial   Currency                      Average           Notional          Unrealized
     Instrument         Amount       Maturity      Interest Rate        Amount              Gain
--------------------   --------      --------      -------------     -----------         ----------
                     (in millions)                                      (in millions of dollars)
Deutsche marks -
 Fixed Rate
 Senior Term Debt     DM 150           1997           6.63%          $         75      $         26
                                                                     ============      ============
                                                                           December 31, 1995
                                                                     ------------------------------
      Currency                                       Weighted        Contract or            Net
Derivative Financial   Currency                      Average           Notional          Unrealized
     Instrument         Amount       Maturity      Interest Rate        Amount              Gain
--------------------   --------      --------      -------------     -----------         ----------
                     (in millions)                                      (in millions of dollars)
Deutsche marks -
 Fixed Rate                            1996-
 Senior Term Debt     DM 350           1997           6.69%          $        161      $         97
Swiss francs   -
 Fixed Rate
 Senior Term Debt     SF 260           1996           5.52%                   132               102
U.S. dollars (1)
 Fixed Rate
 Short-term Notes     US$ 37           1996           5.99%                    37                 1
                                                                     ------------      ------------
  Total                                                              $        330      $        200
                                                                     ============      ============

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

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 13 - Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                           December 31,
                                          ----------------------------------------------
                                                  1996                      1995
                                          -------------------       --------------------
                                          Carrying       Fair       Carrying       Fair
                                           Amount       Value        Amount        Value
                                          --------      -----       --------       -----
                                                    (in millions of dollars)
Balance Sheet financial instruments:

 Marketable securities                    $   472      $   472      $   674      $   674
 Finance receivables - net (1)            $ 9,172      $ 9,167      $10,844      $10,824
 Retained interests in sold
  receivables - net                       $ 3,153      $ 3,120      $ 2,733      $ 2,757
 Debt (2)                                 $11,267      $11,410      $11,944      $12,229
 Currency exchange agreements (3)         $    22      $    26      $   175      $   200

(1) The carrying value of finance receivables - net excludes approximately $1,986 million and $1,800 million of leases classified as "Finance receivables - net" in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995, respectively. December 31, 1996 and 1995 data includes approximately $4,702 million and $4,704 million, respectively of finance receivables which reprice monthly at current market rates. The carrying value approximates fair value.

(2) December 31, 1996 and 1995 data includes approximately $3,934 million and $4,924 million, respectively, of short-term notes, term debt and other borrowings which reprice at current market rates. The carrying amount and fair value of debt includes the effect of the foreign currency exchange agreements.

(3) The carrying amount is recorded in the balance sheet as a net reduction in debt.

The carrying value of cash and cash equivalents and accounts payable approximates market value due to the short maturity of these instruments.

                                                             December 31,
                                        -------------------------------------------------
                                                  1996                      1995
                                        ------------------------  -----------------------
                                        Contract or   Unrealized  Contract or  Unrealized
                                          Notional      Gains       Notional     Gains
                                           Amount      (Losses)      Amount     (Losses)
                                        -----------   ----------  -----------  ----------
                                                   (in millions of dollars)
Derivative financial instruments with
 off-balance sheet risk:
 Aggregate unrealized gain positions:
  Interest rate swaps                      $1,246      $   14       $  750      $   26
 Aggregate unrealized loss positions:
  Interest rate swaps                       2,420         (22)       1,935         (33)
                                           ------      ------       ------      ------
   Total                                   $3,666      $   (8)      $2,685      $   (7)
                                           ======      ======       ======      ======


The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Marketable Securities

The fair value of marketable securities was estimated using quoted market prices.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 13 - Financial Instruments (continued)

Finance Receivables - Net

The carrying value of variable rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of December 31, 1996 and 1995, respectively.

Retained Interests in Sold Receivables - Net

The fair value of residual cash flows and other subordinated amounts due the Company arising from receivable sale transactions was estimated by discounting expected cash flows at current market rates.

Debt

The fair value of debt was estimated by discounting cash flows using rates currently available for debt with similar terms and remaining maturities.

Interest Rate Swaps

The fair value of the Company's existing interest rate swaps was estimated by discounting net cash flows using quoted market interest rates.

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

Note 14 - Revenues, Earnings and Assets by Business Segment and Geographical
          Area

Revenues, earnings and assets of finance and insurance operations were as follows:

                                                           Year Ended December 31,
                                                        ----------------------------
                                                        1996        1995        1994
                                                        ----        ----        ----
                                                           (in millions of dollars)
Finance revenue and other revenues:
 Finance operations                                    $2,315      $2,266      $1,831
 Insurance operations                                     166         173         164
                                                       ------      ------      ------
  Consolidated finance revenue and other revenues      $2,481      $2,439      $1,995
                                                       ======      ======      ======

Earnings before income taxes:
 Finance operations                                    $  549      $  492      $  295
 Insurance operations                                      37          30          20
                                                       ------      ------      ------
  Consolidated earnings before income taxes            $  586      $  522      $  315
                                                       ======      ======      ======

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 14 - Revenues, Earnings and Assets by Business Segment and Geographical Area (continued)

                                                       Year Ended December 31,
                                                   ------------------------------
                                                   1996         1995         1994
                                                   ----         ----         ----
                                                      (in millions of dollars)
Assets:
 Finance operations                              $17,098      $17,405      $16,274
 Insurance operations                                435          430          374
                                                 -------      -------      -------
  Consolidated assets                            $17,533      $17,835      $16,648
                                                 =======      =======      =======


Revenues, earnings and assets by geographical area were as follows:

                                                       Year Ended December 31,
                                                   ------------------------------
                                                   1996         1995         1994
                                                   ----         ----         ----
                                                      (in millions of dollars)
Revenues:
 United States                                   $ 2,251      $ 2,154       $ 1,778
 Canada                                              230          162            98
 Mexico*                                              --          123           119
                                                 -------      -------       -------
  Consolidated revenues                          $ 2,481      $ 2,439       $ 1,995
                                                 =======      =======       =======

Earnings before income taxes:
 United States                                   $   530      $   495       $   278
 Canada                                               56           37            26
 Mexico*                                              --          (10)           11
                                                 -------      -------       -------
  Consolidated earnings before income taxes      $   586      $   522       $   315
                                                 =======      =======       =======

                                                       Year Ended December 31,
                                                   ------------------------------
                                                   1996         1995         1994
                                                   ----         ----         ----
                                                      (in millions of dollars)
Assets:
 United States                                   $16,090      $16,753      $15,507
 Canada                                            1,443          837          708
 Mexico*                                              --          245          433
                                                 -------      -------      -------
  Consolidated assets                            $17,533      $17,835      $16,648
                                                 =======      =======      =======

*See Note 11.

                Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 15 - Selected Quarterly Financial Data - Unaudited

Selected quarterly financial data for the years ended December 31, 1996 and 1995 were as follows:

                                            Year Ended December 31, 1996
                                        -------------------------------------
                                         First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
                                               (in millions of dollars)
Total finance revenue                     $434      $414      $410      $414
Interest expense                          $216      $211      $178      $192
Net margin and other revenues             $376      $388      $397      $431
Provision for credit losses               $ 67      $ 88      $ 92      $140
Provision for income taxes                $ 56      $ 54      $ 50      $ 50
Net earnings                              $ 98      $101      $ 94      $ 83

                                            Year Ended December 31, 1995
                                        -------------------------------------
                                         First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
                                               (in millions of dollars)
Total finance revenue                     $383      $418      $381      $449
Interest expense                          $213      $247      $221      $229
Net margin and other revenues             $341      $371      $352      $419
Provision for credit losses               $ 88      $100      $ 68      $ 86
Provision for income taxes                $ 40      $ 41      $ 51      $ 51
Net earnings                              $ 69      $ 86      $ 87      $ 97

RESPONSIBILITY FOR FINANCIAL REPORTING

The Company's management is responsible for preparing the financial statements and other financial information in this Annual Report. This responsibility includes maintaining the integrity and objectivity of financial data and the presentation of the Company's results of operations and financial position in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgements.

The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Their audits were conducted in accordance with generally accepted auditing standards and included consideration of the internal control system and tests of transactions as part of planning and performing their audits.

The Company maintains a system of internal controls throughout its operations that provides reasonable assurance that its records reflect its transactions in all material respects and that significant misuse or loss of assets will be prevented. Management believes that the Company's system of internal controls is adequate to accomplish these objectives on a continuous basis. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. Management has considered the internal auditors' and Deloitte & Touche LLP's recommendations concerning the Company's system of internal controls and has taken appropriate actions to respond to these recommendations.

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







/s/ Thomas W. Sidlik                            /s/ Thomas F. Gilman
---------------------                           -----------------------------
Thomas W. Sidlik                                Thomas F. Gilman
Chairman of the Board                           Vice President and Controller

                      THIS PAGE INTENTIONALLY LEFT BLANK

{Letterhead of Deloitte & Touche LLP]

Deloitte &
Touche LLP
__________            __________________________________
                      Suite 900 Telephone (313) 396-3000
                            600 Renaissance Center
                         Detroit, Michigan 48243-1704





INDEPENDENT AUDITORS' REPORT


Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Financial Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP



January 21, 1997


______________________
Deloitte & Touche LLP
Tohmatsu
International

_____________

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

 2.        Financial Statement Schedules

           Independent Auditors' Report on Schedule (page 36 of Form 10-K)

           Schedule II - Valuation and qualifying accounts and reserves (page 61 of Form 10-K)


           Notes:

           (A) Separate Company financial statements of Chrysler Financial Corporation for the years ended December 31, 1995, 1994, and 1993 are omitted as not required under instructions contained in Regulation S-X.

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

10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent. Filed as Exhibit 10-I to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-P Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Q Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-R Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-T Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-W Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-X Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-Y Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-Z Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-AA Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-DD Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-EE Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-GG Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-JJ Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-KK Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-LL Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-NN Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-OO Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-PP Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQ Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-RR Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-SS Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-TT Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-WW Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-XX Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-YY Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-ZZ Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-AAA Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-BBB Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-CCC Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-DDD Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-EEE Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-FFF Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-GGG Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-HHH Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-III Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-JJJ Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-KKK Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
           Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-LLL Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-MMM Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-NNN Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-OOO     Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-SSS Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-TTT Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

10-UUU Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-VVV     Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as
           Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-WWW Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-XXX Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-YYY Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ     Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-AAAA Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-EEEE Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-FFFF Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGGG    Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HHHH Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-IIII Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-JJJJ Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKKK    Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOOO Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent.

10-PPPP    Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRRR Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-SSSS Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
           Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-TTTT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent.

10-UUUU Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent.

10-VVVV Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc.

10-WWWW Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23         Consent of Deloitte & Touche LLP.

24 Power of Attorney, to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b) The registrant filed the following reports on Form 8-K during the quarter ended December 31, 1996:

             Date of Report                 Date Filed          Item Reported
             --------------                 ----------          -------------

             December 6, 1996               December 9, 1996          5

             Financial Statements Filed
             --------------------------

             None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     CHRYSLER FINANCIAL CORPORATION





     By s/T. W. SIDLIK
        ---------------------
        T. W. Sidlik
        Chairman of the Board

Date: January 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal executive officer:



s/T. W. SIDLIK                Chairman of the Board          January 21, 1997
-----------------------------
T. W. Sidlik



Principal financing officer:



s/D. M. CANTWELL              Vice President and Treasurer   January 21, 1997
-----------------------------
D. M. Cantwell



Principal accounting officer:



s/T. F. GILMAN                Vice President and Controller  January 21, 1997
-----------------------------
T. F. Gilman

                      THIS PAGE INTENTIONALLY LEFT BLANK

Board of Directors:



THOMAS P. CAPO*                  Director             January 21, 1997
Thomas P. Capo



DARRELL L. DAVIS*                Director             January 21, 1997
Darrell L. Davis



ROBERT J. EATON*                 Director             January 21, 1997
Robert J. Eaton



ROBERT A. LUTZ*                  Director             January 21, 1997
Robert A. Lutz


WILLIAM J. O'BRIEN III*          Director             January 21, 1997
William J. O'Brien III


T. W. SIDLIK*                    Director             January 21, 1997
T. W. Sidlik


GARY C. VALADE*                  Director             January 21, 1997
Gary C. Valade


*By s/B. C. BABBISH
    ----------------
    B. C. Babbish
    Attorney-in-Fact
    January 21, 1997

                      THIS PAGE INTENTIONALLY LEFT BLANK

[Letterhead of Deloitte & Touche LLP]

Deloitte &
Touche LLP
__________            __________________________________
                      Suite 900 Telephone (313) 396-3000
                            600 Renaissance Center
                         Detroit, Michigan 48243-1704







INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the consolidated financial statements of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 21, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Chrysler Financial Corporation and consolidated subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP


January 21, 1997

_____________________
Deloitte & Touche LLP
Tohmatsu
International

_____________

                      THIS PAGE INTENTIONALLY LEFT BLANK


                CHRYSLER FINANCIAL CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           (in millions of dollars)



                   Column A                    Column B             Column C              Column D     Column E
                   --------                   ----------            --------             -----------   --------
                                                                    Additions
                                                            ------------------------
                                                                   Charged to
                                              Balance at    Charged to      Other                       Balance
                                              Beginning     Costs and      Accounts-     Deductions-    at End
                                              of Period      Expenses      Describe       Describe     of Period
                                              ----------    ----------     ---------     -----------   ---------
YEAR ENDED DECEMBER 31, 1996

Net reserve for insurance losses and
 loss adjustment expenses                        $183         $  96           $ --         $107(a)        $172


YEAR ENDED DECEMBER 31, 1995

Net reserve for insurance losses and
 loss adjustment expenses                        $181          $111           $ --         $109(a)        $183


YEAR ENDED DECEMBER 31, 1994

Net reserve for insurance losses and
 loss adjustment expenses                        $173          $109           $ --         $101(a)        $181


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

10-I Copy of Sixth Amended and Restated Commitment Transfer Agreement, dated as of April 26, 1996, among Chrysler Financial Corporation, the several financial institutions parties thereto and Chemical Bank, as Agent. Filed as Exhibit 10-I to the Quarterly Report of Chrysler Financial Corporation Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-P Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Q Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-R Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-S Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-T Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-V Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-W Copy of Secured Loan Purchase Agreement, dated as of December 15, 1993, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1993, and incorporated herein by reference.

10-X Copy of Series 1993-2 Supplement, dated as of November 1, 1993, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1993-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 6, 1993, and incorporated herein by reference.

10-Y Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-Z Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as
           Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-AA Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-CC Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-DD Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-EE Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-FF Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-II Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-JJ Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-KK Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-LL Copy of Asset Purchase Agreement, dated as of December 14, 1994, between Chrysler Capital Income Partners, L.P. and First Union Commercial Corporation. Filed as Exhibit 10-III to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-MM Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-NN Copy of Series 1992-2 Supplement to the Pooling and Servicing Agreement, dated as of October 1, 1992, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1992-2. Filed as Exhibit 3 to Form 8-A of CARCO Auto Loan Master Trust on October 30, 1992, and incorporated herein by reference.

10-OO Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-PP Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQ Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-RR Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-SS Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-TT Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-WW Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-XX Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-YY Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-ZZ Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-AAA Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-BBB Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27,
           1995, and incorporated herein by reference.

10-CCC Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-DDD Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-EEE Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-FFF Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-GGG Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-HHH Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-III Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-JJJ Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-KKK Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
           Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-LLL Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-MMM Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-NNN Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-OOO     Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-SSS Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-TTT Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

10-UUU Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-VVV     Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as
           Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-WWW Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-XXX Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-YYY Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ     Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-AAAA Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-EEEE Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-FFFF Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGGG    Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HHHH Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-IIII Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-JJJJ Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKKK    Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOOO Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent.

10-PPPP    Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as
           Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRRR Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-SSSS Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
           Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-TTTT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent.

10-UUUU Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent.

10-VVVV Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc.

10-WWWW Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23         Consent of Deloitte & Touche LLP.

24 Power of Attorney, to which the signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.

27         Financial Data Schedule