Form 10-Q
period 1997-03-31
CHRYSLER FINANCIAL CORP
filed 1997-04-10
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1997
                               ------------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ------------- to -----------

Commission file number     1-5966
                      -----------



                        Chrysler Financial Corporation
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     State of Michigan                                     38-0961430
------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     27777 Franklin Road, Southfield, Michigan            48034-8286
------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        (810) 948-3058
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ X__ No___

                          APPLICABLE ONLY TO ISSUERS
                      INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of March 31, 1997.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

               Chrysler Financial Corporation and Subsidiaries

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K Report").

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Net Earnings
                           (in millions of dollars)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                    1997      1996
                                                    ----      ----
                                                     (unaudited)
Finance Revenue:
 Automotive:
  Retail                                            $167      $201
  Wholesale and other                                156       153
  Vehicles leased - rents and fees                    71        48
 Nonautomotive                                        21        32
                                                    ----      ----
  Total finance revenue                              415       434

Interest expense                                     195       216
Depreciation on vehicles leased                       28        19
                                                    ----      ----

Net margin                                           192       199

Other Revenues:
 Servicing fee income                                 80        70
 Insurance premiums earned                            30        34
 Investment and other income                         105        73
                                                    ----      ----
  Net margin and other revenues                      407       376
                                                    ----      ----

Costs and Expenses:
 Operating and other expenses                        143       128
 Provision for credit losses                         100        67
 Insurance losses and loss adjustment expenses        23        27
                                                    ----      ----
  Total costs and expenses                           266       222
                                                    ----      ----

Earnings before income taxes                         141       154

Provision for income taxes                            48        56
                                                    ----      ----

Net Earnings                                        $ 93      $ 98
                                                    ====      ====


              Consolidated Statement of Shareholder's Investment
                           (in millions of dollars)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1997          1996
                                                  ----          ----
                                                     (unaudited)
Balance at beginning of period                  $ 3,288       $ 3,302
Net earnings                                         93            98
Common stock dividends                              (85)          (92)
Net unrealized holding losses on securities          (5)           (8)
                                                -------       -------

Balance at end of period                        $ 3,291       $ 3,300
                                                =======       =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-----------------------------------------

               Chrysler Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                           (in millions of dollars)

                                                                  March 31,    December 31,     March 31,
                                                                    1997          1996            1996
                                                                  ---------    ------------     ---------
                                                                 (unaudited)                   (unaudited)
Assets:

Finance receivables - net (Note 1)                                 $12,065        $11,158        $12,719
Retained interests in sold receivables - net (Notes 1 and 4)         3,335          3,153          2,825
                                                                   -------        -------        -------

 Total finance receivables and retained interests - net             15,400         14,311         15,544

Cash and cash equivalents                                              572            230            404
Marketable securities                                                  397            472            654
Vehicles leased - net                                                  771            614            494
Dealership properties leased - net                                     315            319            357
Repossessed collateral                                                 141            146            207
Loans and other amounts due from affiliated companies                  673            859              9
Other assets                                                           561            582            484
                                                                   -------        -------        -------

Total Assets                                                       $18,830        $17,533        $18,153
                                                                   =======        =======        =======


Liabilities:

Debt (Note 3)                                                      $12,739        $11,245        $12,009
Accounts payable, accrued expenses and other                         1,162          1,372          1,349
Deferred income taxes                                                1,638          1,628          1,495
                                                                   -------        -------        -------

 Total Liabilities                                                  15,539         14,245         14,853

Shareholder's Investment                                             3,291          3,288          3,300
                                                                   -------        -------        -------

Total Liabilities and Shareholder's Investment                     $18,830        $17,533        $18,153
                                                                   =======        =======        =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-----------------------------------------

               Chrysler Financial Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                           (in millions of dollars)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1997            1996
                                                                     ----            ----
                                                                          (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                                     $     93         $     98
 Adjustments to reconcile net earnings to
  net cash (used in) provided by operating activities:
   Net gains from receivable sales                                     (52)             (25)
   Provision for credit losses                                         100               67
   Depreciation and amortization                                        33               26
   Change in deferred income taxes and income taxes payable             11                2
   Change in amounts due to/from affiliated companies                   14              129
   Change in accounts payable, accrued expenses
    and other                                                         (210)             111
                                                                  --------         --------

 Net cash (used in) provided by operating activities                   (11)             408
                                                                  --------         --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                               (19,748)         (19,242)
 Collections of finance receivables                                  8,032            7,747
 Sales of finance receivables                                       10,665           10,742
 Purchases of marketable securities                                   (787)            (245)
 Sales and maturities of marketable securities                         856              502
 Change in loans to affiliated companies                               172               --
 Purchases of vehicles leased                                         (209)            (129)
 Sales of vehicles leased                                               19               14
 Other                                                                 (56)             (51)
                                                                  --------         --------

 Net cash used in investing activities                              (1,056)            (662)
                                                                  --------         --------

Cash Flows From Financing Activities:
 Change in short-term notes and affiliated borrowings                  565             (525)
 Issuance of term debt                                               1,977              903
 Repayment of term debt                                             (1,096)            (148)
 Change in bank borrowings - International                              22               48
 Payment of dividends                                                  (85)             (92)
 Other                                                                  26               (4)
                                                                  --------         --------

 Net cash provided by financing activities                           1,409              182
                                                                  --------         --------

Change in cash and cash equivalents                                    342              (72)
Cash and cash equivalents at beginning of year                         230              476
                                                                  --------         --------

Cash and Cash Equivalents at End of Period                        $    572         $    404
                                                                  ========         ========

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-----------------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                         March 31,       December 31,      March 31,
                                           1997             1996             1996
                                         ---------       ------------      ---------
                                        (unaudited)                       (unaudited)
Automotive:
 Retail                                   $  5,180         $  4,710         $  6,635
 Wholesale and other                         3,373            3,755            2,496
 Retained senior interests in sold
  wholesale receivables (1)                  1,533              677            1,430
                                          --------         --------         --------
  Total automotive                          10,086            9,142           10,561
                                          --------         --------         --------

Nonautomotive:
 Leveraged leases                            1,959            1,952            1,764
 Commercial                                    227              252              652
                                          --------         --------         --------
  Total nonautomotive                        2,186            2,204            2,416
                                          --------         --------         --------

Total finance receivables                   12,272           11,346           12,977
Allowance for credit losses (2)               (207)            (188)            (258)
                                          --------         --------         --------
 Total finance receivables - net          $ 12,065         $ 11,158         $ 12,719
                                          ========         ========         ========

(1) Represents receivables held in trust eligible to be securitized or returned to the Company.
(2) During the third quarter of 1996, the allowance for credit losses was reduced $40 million as a result of the sale of nonautomotive assets.

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                                          March 31,      December 31,      March 31,
                                                            1997             1996            1996
                                                          ---------      ------------      ---------
                                                         (unaudited)                      (unaudited)
Cash and investments                                       $   522         $   506         $   649
Subordinated interests in receivables                        2,687           2,543           2,050
Residual cash flows                                            218             202             170
Other                                                          234             237             238
Allowance for credit losses                                   (326)           (335)           (282)
                                                           -------         -------         -------
 Total retained interests in sold receivables - net        $ 3,335         $ 3,153         $ 2,825
                                                           =======         =======         =======

The Company's total allowance for credit losses is as follows (in millions of dollars):

                                               March 31,  December 31,  March 31,
                                                 1997        1996         1996
                                               ---------  ------------  ---------
                                              (unaudited)              (unaudited)
Allowance for credit losses deducted from:
 Finance receivables                              $207        $188        $258
 Retained interests in sold receivables            326         335         282
 Vehicles leased                                     6           3           3
                                                  ----        ----        ----
  Total                                           $539        $526        $543
                                                  ====        ====        ====

                                      6



ITEM 1.  FINANCIAL STATEMENTS - continued
-----------------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables

The Company sells receivables subject to limited recourse provisions. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                  March 31,       December 31,      March 31,
                    1997             1996             1996
                  ---------       ------------      ---------
                 (unaudited)                       (unaudited)
Retail             $14,563          $15,048          $12,739
Wholesale            8,024            8,014            7,686
                   -------          -------          -------
 Total             $22,587          $23,062          $20,425
                   =======          =======          =======

Gains and losses from the sales of receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains, net of amortization, totaled $52 million and $25 million for the three months ended March 31, 1997 and 1996, respectively. The provision for credit losses related to such sales amounted to $35 million and $30 million for the three months ended March 31, 1997 and 1996, respectively. During the first quarter of 1997, the Company recognized a one-time pretax earnings benefit from recording gains on the sales of wholesale receivables totaling $23 million concurrent with the implementation of SFAS No. 125.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.


Note 3 - Debt

                                                        Weighted Average
                                                        Interest Rates at   March 31,      December 31,     March 31,
Maturity (in millions of dollars)                         March 31, 1997      1997            1996            1996
---------------------------------                       -----------------   --------       -----------      ---------
                                                                           (unaudited)                     (unaudited)
Short-term notes placed primarily in the open market:
 United States                                                               $ 2,539          $ 2,008          $ 1,483
 Canada                                                                          642              608              427
                                                                             -------          -------          -------
  Total short-term notes (primarily
   commercial paper)                                             5.1%          3,181            2,616            1,910
                                                                             -------          -------          -------

Bank borrowings - International                                  4.3%            112               90               48
                                                                             -------          -------          -------
Senior term debt:
 United States, due
  1996                                                                            --               --            1,479
  1997                                                           6.1%          1,918            2,877            2,877
  1998                                                           6.4%          2,309            2,309            2,264
  1999                                                           7.7%          2,065            1,531            1,501
  2000                                                           6.3%          1,328              788              772
  2001                                                           5.5%            386              376              376
  Thereafter                                                     5.9%            448               49              374
                                                                             -------          -------          -------
   Total United States                                                         8,454            7,930            9,643
 Canada, due 1996-2000                                           6.4%            862              505              346
                                                                             -------          -------          -------
  Total senior term debt                                                       9,316            8,435            9,989
Other borrowings                                                 8.5%            130              104               62
                                                                             -------          -------          -------
 Total debt                                                                  $12,739          $11,245          $12,009
                                                                             =======          =======          =======

                                      7

-----------------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 3 - Debt - continued

The Company has contractual debt maturities at March 31, 1997, as follows:
1997 - $5.4 billion (including $3.2 billion of short-term notes with an average remaining term of 28 days); 1998 - $2.6 billion; 1999 - $2.4 billion; 2000 - $1.5 billion; 2001 - $0.4 billion; and thereafter - $0.4 billion.

Credit Facilities

The revolving credit facilities, which total $8.0 billion, consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd. As of March 31, 1997, no amounts were outstanding under these facilities.

During the first quarter of 1997, the Company began the process of negotiating new revolving credit facilities to replace and extend its revolving credit facilities.

Note 4 - New Accounting Standard

Effective January 1, 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires retail and wholesale receivable sales occurring after December 31, 1996 to be accounted for as sales when legal and effective control over transferred receivables is surrendered.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $93 million for the first quarter ended March 31, 1997, compared to $98 million for the first quarter ended March 31, 1996. The decrease in net earnings for the quarter ended March 31, 1997, primarily reflects higher provisions for credit losses partially offset by higher gains from sales of receivables.

Automotive volume totaled $21.7 billion for the first quarter ended March 31, 1997, compared with $20.2 billion in the comparable period of 1996. United States penetration and the number of new Chrysler vehicles financed for the three months ended March 31, 1997 and 1996 were as follows:


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1997        1996
                                                        ----        ----
United States Penetration:
      Retail and lease                                   25%        20%
      Wholesale                                          70%        71%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
      Retail and lease                                  146         115
      Wholesale                                         454         443


Finance revenue totaled $415 million for the first quarter of 1997, compared to $434 million for the first quarter of 1996. The decrease is a result of lower average automotive and nonautomotive receivables outstanding, partially offset by an increase in vehicles leased.

A comparison of the borrowing costs is shown in the following table:


                                                     Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                     1997           1996
                                                     ----           ----
                                                    (dollars in millions)
Interest expense                                   $   195         $   216
Average borrowings                                 $11,919         $12,235
Average effective cost of borrowings                  6.6%            7.0%


The decline in the average effective borrowing costs for the first quarter of 1997 compared to the first quarter of 1996, primarily reflects lower market interest rates in the United States and Canada.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

Financial Review (continued)

Depreciation on vehicles leased for the first quarter ended March 31, 1997, totaled $28 million, compared to $19 million for the comparable period of 1996. This increase was due to the higher level of vehicles leased.

Investment and other income increased to $105 million for the first quarter ended March 31, 1997, compared to $73 million in the comparable period of 1996. The increase in Investment and other income for the first quarter ended March 31, 1997, compared to the first quarter ended March 31, 1996, reflects higher gains on sold receivables. The gains on sold receivables, net of amortization, totaled $52 million and $25 million for the three months ended March 31, 1997 and 1996, respectively.

Operating and other expenses totaled $143 million for the first quarter ended March 31, 1997, compared to $128 million for the comparable period of 1996. The increase in operating expenses reflects higher levels of managed receivables and higher collection and training costs.

Provision for credit losses for the first quarter ended March 31, 1997, totaled $100 million, compared to $67 million for the comparable period of 1996. The increase in provision for credit losses for the first quarter ended March 31, 1997, reflects past credit loss experience on retail automotive receivables.

Total assets at March 31, 1997 were $18.8 billion, compared to $17.5 billion at December 31, 1996, and $18.2 billion a year ago. Total debt outstanding at March 31, 1997 was $12.7 billion, compared to $11.2 billion at December 31, 1996 and $12.0 billion a year ago. Total assets and debt increased due to a higher level of automotive receivables acquired during the first quarter of 1997. The Company's debt-to-equity ratio was 3.9 to 1 at March 31, 1997, compared to 3.4 to 1 at December 31, 1996, and 3.6 to 1 at March 31, 1996.

The Company's portfolio of finance receivables managed, which includes receivables owned and receivables serviced for others, totaled $39.9 billion at March 31, 1997, compared to $39.1 billion at December 31, 1996, and $37.4 billion at March 31, 1996. The increase in finance receivables managed from December 31, 1996 reflects a higher volume of lease originations during the first quarter of 1997. Receivables serviced for others totaled $27.6 billion at March 31, 1997, compared to $27.8 billion at December 31, 1996, and $24.4 billion at March 31, 1996.

Net credit loss experience, including net losses on receivables sold, for the first quarter ended March 31, 1997 and 1996 was as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                     1997       1996
                                                     ----       ----
                                                 (dollars in millions)
Net Credit Losses:
Automotive financing                                $   85      $  101
Nonautomotive financing                                  2           2
                                                    ------      ------
  Total                                             $   87      $  103
                                                    ======      ======
Net Credit Losses to                                 Three Months Ended
Average Receivables Outstanding:                          March 31,
                                                     ------------------
                                                     1997       1996
                                                     ----       ----
Automotive financing                                 0.97%       1.17%
Nonautomotive financing                              0.32%       0.26%
  Total                                              0.91%       1.10%

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
----------------------------------------------------------------------

Financial Review (continued)

Since the fourth quarter of 1995, the Company has experienced higher credit losses on automotive retail receivables. Company management attributes the increased losses to the combined effect of general economic conditions, changes in the credit mix of the Company's retail receivable originations that resulted in an increase in the frequency of repossessions, and organizational realignments that affected retail collections. Notwithstanding the improvement in credit losses for the first quarter of 1997, relative to the first quarter of 1996, increased credit loss experience may continue in the near term while continued actions are taken to improve the credit mix and servicing of the Company's automotive retail receivables. No assurance can be given as to future results.

The Company's total allowance for credit losses totaled $539 million, $526 million, and $543 million at March 31, 1997, December 31, 1996, and March 31, 1996, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.53 percent at March 31, 1997,
1.52 percent at December 31, 1996, and 1.62 percent at March 31, 1996.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first quarter of 1997 as the Company realized $1.4 billion of net proceeds from the sale of automotive retail receivables, compared to $1.1 billion of net proceeds in the same period of 1996. Securitization of revolving wholesale account balances provided funding which aggregated $6.8 billion and $6.6 billion at March 31, 1997 and 1996, respectively.

At March 31, 1997, the Company had contractual debt maturities of $5.4 billion during the remainder of 1997 (including $3.2 billion of short-term notes), $2.6 billion in 1998, $2.4 billion in 1999, $1.5 billion in 2000, $0.4 billion in 2001 and $0.4 billion thereafter.

The Company's revolving U.S. and Canadian credit facilities which total $8.0 billion consist of a $2.0 billion facility expiring in April, 1997 and a $6.0 billion facility expiring in April, 2001. These facilities include $0.8 billion allocated to Chrysler Credit Canada Ltd.

During the first quarter of 1997, the Company began the process of negotiating new revolving credit facilities to replace and extend its revolving credit facilities.

The Company paid dividends to Chrysler Corporation totaling $85 million during the first quarter of 1997, compared to $92 million for the comparable period of 1996.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the first quarter ended March 31, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

               Chrysler Financial Corporation and Subsidiaries

                          PART II. OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES
------      ---------------------
            (Omitted in accordance with general instruction H)


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
------      -------------------------------
            (Omitted in accordance with general instruction H)


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------
            (Omitted in accordance with general instruction H)


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
------      --------------------------------
(a)         The following exhibits are filed as a part of this report:


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

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

  10-N Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-O Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-P Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10- SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-Q Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-R Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-S Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-T Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-U Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-V Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993- 6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-W Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-X Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-Y Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994- 1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-Z Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-AA Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-BB Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-CC Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10- Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-DD Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-EE Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-FF Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-GG Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-HH Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-II Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10- TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-JJ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-KK Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-LL Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

  10-MM Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-NN Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OO Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-PP Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-QQ Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

  10-RR Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

  10-SS Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994- 2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

  10-TT Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-UU Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

  10-VV Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995- 2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

  10-WW Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-XX Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-YY Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

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

  10-AAA Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

  10-BBB Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

  10-CCC Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

  10-DDD Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-EEE Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

  10-FFF Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-GGG Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-HHH Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

  10-III Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-JJJ Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-KKK Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-LLL Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-MMM Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

  10-NNN Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-OOO Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-PPP Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-QQQ Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-RRR Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-SSS Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-TTT Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-UUU Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-VVV Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-WWW Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

  10-XXX Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-YYY Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-ZZZ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-AAAA Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-BBBB Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-CCCC Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-
            2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-DDDD Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-FFFF Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-GGGG Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-HHHH Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-IIII Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-JJJJ Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  10-KKKK Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-LLLL Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-MMMM Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-NNNN Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-OOOO Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-PPPP Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit VVVV to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-QQQQ Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-RRRR Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

  10-SSSS Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
------      --------------------------------------------

  15-A        Letter regarding unaudited interim financial information.

  15-B        Independent Accountants' Letter in lieu of Consent.

               Copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, other than the instruments copies of which are filed with this report as Exhibit 4-A, 4-B, 4-C, 4-D, 4-E, 4-F, and 4-G thereto, have not been filed as exhibits to this report since the amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registration agrees to furnish to the Commission a copy of each such instrument upon request.

  27           Financial Data Schedule


(b) The registrant filed the following reports on Form 8-K during the quarter ended March 31, 1997:

             Date of Report               Date Filed            Item Reported
             --------------               ----------            -------------
             February 24, 1997            February 24, 1997          5

             March 4, 1997                March 5, 1997              5

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








                                          Chrysler Financial Corporation
                                          ------------------------------
                                                         (Registrant)








Date: April 10, 1997                 By:  /s/T. F. Gilman
                                           --------------
                                             T. F. Gilman
                            Vice President and Controller
                             Principal Accounting Officer

                     This page intentionally left blank.

               Chrysler Financial Corporation and Subsidiaries
               -----------------------------------------------

                                EXHIBIT INDEX
Exhibit No.                     -------------
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

  3-D Copies of amendments to the Restated Articles of Incorporation of Chrysler Financi-al Corporation filed with the Department of Commerce of the State of Michigan on December 11, 1987 and January 25, 1988, respectively. Filed as Exhibit 3-D to the Annual Report of Chrysler Financial Corporation on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

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

                     -------------------------

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

                     -------------------------

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

                     -------------------------

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

  10-N Copy of Pooling and Servicing Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd., Montreal Trust Company of Canada and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-QQQQ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-O Copy of Standard Terms and Conditions of Agreement, dated as of August 1, 1993, among Auto Receivables Corporation, Chrysler Credit Canada Ltd. and Chrysler Financial Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-P Copy of Purchase Agreement, dated as of August 1, 1993, between Chrysler Credit Canada Ltd. and Auto Receivables Corporation, with respect to CARCO 1993-1. Filed as Exhibit 10- SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-Q Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-R Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10- Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-S Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-T Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

                     -------------------------

  10-U Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4- A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-V Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993- 6 for the year ended December 31, 1993, and incorporated herein by reference.

  10-W Copy of Secured Loan Purchase Agreement, dated as of March 29, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZ to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-X Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-Y Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

  10-Z Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-AA Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-BB Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-CC Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

  10-DD Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

                     -------------------------

  10-EE Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-FF Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-GG Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-HH Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

  10-II Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-JJ Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-KK Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-LL Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

  10-MM Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

                     -------------------------

  10-NN Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

  10-OO Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-PP Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

  10-QQ Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

  10-RR Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.


  10-SS Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.


  10-TT Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

  10-UU Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

  10-VV Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

                     -------------------------

  10-WW Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-XX Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

  10-YY Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

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

  10-AAA Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

  10-BBB Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

  10-CCC Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

  10-DDD Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

  10-EEE Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

                     -------------------------

  10-FFF Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-GGG Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-HHH Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

  10-III Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-JJJ Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-KKK Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-LLL Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

  10-MMM Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

  10-NNN Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

  10-OOO Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

                     -------------------------

  10-PPP Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-QQQ Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-RRR Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

  10-SSS Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-TTT Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-UUU Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-VVV Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

  10-WWW Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

  10-XXX Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-YYY Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-ZZZ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

<

                     -------------------------

  10-AAAA Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-BBBB Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-CCCC Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-
            2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-DDDD Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-FFFF Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-GGGG Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-HHHH Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

  10-IIII Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-JJJJ Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

                     -------------------------

  10-KKKK Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-LLLL Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-MMMM Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

  10-NNNN Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-OOOO Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-PPPP Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit VVVV to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-QQQQ Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

  10-RRRR Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

  10-SSSS Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

  12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

  12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

<

                     -------------------------

  15-A        Letter regarding unaudited interim financial information.

  15-B        Independent Accountants' Letter in lieu of Consent.

  27          Financial Data Schedule

                     This page intentionally left blank.