Form 10-Q
period 1997-06-30
CHRYSLER FINANCIAL CORP
filed 1997-07-11
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1997
                               -----------------

        OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ----------  to ----------


Commission file number  1-5966
                      --------


                        Chrysler Financial Corporation
------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         State of Michigan                                    38-0961430
----------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     27777 Franklin Road, Southfield, Michigan                 48034-8286
----------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (248) 948-3058
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes_ X_   No___

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

The registrant had 250,000 shares of common stock outstanding as of June 30, 1997.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

               Chrysler Financial Corporation and Subsidiaries

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


               Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Net Earnings
                           (in millions of dollars)

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                  ------------------      ----------------
                                                  1997       1996        1997       1996
                                                  ----       ----        ----       ----
                                                     (unaudited)           (unaudited)
Finance Revenue:
 Automotive:
  Retail                                         $169        $181        $336      $383
  Wholesale and other                             120         146         276       299
  Vehicles leased - rents and fees                 86          59         157       106
 Nonautomotive                                     31          28          52        60
                                                 ----        ----        ----      ----
  Total finance revenue                           406         414         821       848

Interest expense                                  204         211         399       427
Depreciation on vehicles leased                    40          25          68        44
                                                 ----        ----        ----      ----

Net margin                                        162         178         354       377

Other Revenues:
 Servicing fee income                              82          73         162       143
 Insurance premiums earned                         29          31          59        65
 Investment and other income                      117         107         222       180
                                                 ----        ----        ----      ----
  Net margin and other revenues                   390         389         797       765
                                                 ----        ----        ----      ----

Costs and Expenses:
 Operating and other expenses                     125         123         268       251
 Provision for credit losses                       86          88         186       155
 Insurance losses and loss adjustment expenses     23          23          46        50
                                                 ----        ----        ----      ----
  Total costs and expenses                        234         234         500       456
                                                 ----        ----        ----      ----

Earnings before income taxes                      156         155         297       309

Provision for income taxes                         53          54         101       110
                                                 ----        ----        ----      ----

Net Earnings                                     $103        $101        $196      $199
                                                 ====        ====        ====      ====




              Consolidated Statement of Shareholder's Investment
                           (in millions of dollars)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       ----------------
                                                                         1997      1996
                                                                         -----     ----
                                                                           (unaudited)
Balance at beginning of period                                          $3,288    $3,302
Net earnings                                                               196       199
Common stock dividends                                                    (194)     (182)
Net unrealized holding gains (losses) on securities                          3       (11)
                                                                        ------    ------

Balance at end of period                                                $3,293    $3,308
                                                                        ======    ======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

                                      3


ITEM 1.  FINANCIAL STATEMENTS - continued
-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                           (in millions of dollars)

                                                                June 30,     December 31   June 30,
                                                                  1997          1996         1996
                                                                --------     -----------  --------
                                                               (unaudited)               (unaudited)
Assets:
Finance receivables - net (Note 1)                               $12,175     $11,158        $9,935
Retained interests in sold receivables - net (Notes 1 and 4)       3,736       3,153         3,715
                                                                 -------     -------       -------

 Total finance receivables and retained interests - net           15,911      14,311        13,650

Cash and cash equivalents                                            583         230           249
Marketable securities                                                385         472           911
Vehicles leased - net                                              1,252         614           660
Dealership properties leased - net                                   303         319           349
Repossessed collateral                                                96         146           194
Loans and other amounts due from affiliated companies                862         859           204
Other assets                                                         611         582           546
                                                                 -------     -------       -------
Total Assets                                                     $20,003     $17,533       $16,763
                                                                 =======     =======       =======

Liabilities:

Debt (Note 3)                                                    $13,486     $11,245       $10,594
Accounts payable, accrued expenses and other                       1,551       1,372         1,349
Deferred income taxes                                              1,673       1,628         1,512
                                                                 -------     -------       -------
 Total Liabilities                                                16,710      14,245        13,455

Shareholder's Investment                                           3,293       3,288         3,308
                                                                 -------     -------       -------
Total Liabilities and Shareholder's Investment                   $20,003     $17,533       $16,763
                                                                 =======     =======       =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-------  --------------------------------


               Chrysler Financial Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                           (in millions of dollars)

                                                                 Six Months Ended
                                                                    June 30,
                                                                 ----------------
                                                                  1997        1996
                                                                  ----        ----
                                                                    (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                                 $    196    $    199
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                                 (91)        (85)
   Provision for credit losses                                     186         155
   Depreciation and amortization                                    79          57
   Change in deferred income taxes and income taxes payable         43          21
   Change in amounts due from affiliated companies                  (6)        (66)
   Change in accounts payable, accrued expenses
    and other                                                       75         (29)
                                                              --------    --------
 Net cash provided by operating activities                         482         252
                                                              --------    --------
Cash Flows From Investing Activities:
 Acquisitions of finance receivables                           (38,050)    (37,759)
 Collections of finance receivables                             13,436      13,643
 Sales of finance receivables                                   23,035      24,823
 Purchases of marketable securities                             (1,169)       (495)
 Sales and maturities of marketable securities                   1,260         989
 Change in loans to affiliated companies                             3        --
 Purchases of vehicles leased                                     (760)       (332)
 Sales of vehicles leased                                           48          25
 Other                                                              21         (50)
                                                              --------    --------

 Net cash (used in) provided by investing activities            (2,176)        844
                                                              --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes                                        549      (1,301)
 Issuance of term debt                                           3,087       1,012
 Repayment of term debt                                         (1,479)       (955)
 Change in bank borrowings - International                          54          96
 Payment of dividends                                             (194)       (182)
 Other                                                              30           7
                                                              --------    --------

 Net cash provided by (used in) financing activities             2,047      (1,323)
                                                              --------    --------

Change in cash and cash equivalents                                353        (227)
Cash and cash equivalents at beginning of year                     230         476
                                                              --------    --------

Cash and Cash Equivalents at End of Period                    $    583    $    249
                                                              ========    ========

During 1996, the Company acquired $750 million of marketable securities in non-cash transactions relating to the securitization of retail receivables.

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                                            June 30,       December 31,    June 30,
                                                              1997            1996           1997
                                                            --------       ------------   ---------
                                                            (unaudited)                  (unaudited)
Automotive:
 Retail                                                     $  6,073       $ 4,710        $ 4,563
 Wholesale and other                                           2,922         3,755          2,033
 Retained senior interests in sold
  wholesale receivables (1)                                      817           677          1,080
                                                            --------       -------        -------
  Total automotive                                             9,812         9,142          7,676
                                                            --------       -------        -------

Nonautomotive:
 Leveraged leases                                              2,384         1,952          1,881
 Commercial                                                      199           252            595
                                                            --------       -------        -------
  Total nonautomotive                                          2,583         2,204          2,476
                                                            --------       -------        -------

Total finance receivables                                     12,395        11,346         10,152
Allowance for credit losses (2)                                 (220)         (188)          (217)
                                                            ---------      --------       -------
 Total finance receivables - net                            $ 12,175       $11,158        $ 9,935
                                                            =========      ========       =======

(1) Represents receivables held in trust eligible to be securitized or returned to the Company.
(2) During the third quarter of 1996, the allowance for credit losses was reduced $40 million as a result of the sale of nonautomotive assets.

The Company's retained interests are generally restricted and subject to limited credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                                            June 30,       December 31,    June 30,
                                                              1997            1996           1997
                                                            --------       ------------   ---------
                                                            (unaudited)                  (unaudited)
Cash and investments                                        $    870       $     506        $ 1,257
Subordinated interests in receivables                          2,726           2,543          2,350
Residual cash flows                                              221             202            201
Other                                                            235             237            238
Allowance for credit losses                                     (316)           (335)          (331)
                                                            --------       ---------        -------
 Total retained interests in sold receivables - net         $  3,736       $   3,153        $ 3,715
                                                            ========       =========        =======

The Company's total allowance for credit losses is as follows (in millions of dollars):

                                                            June 30,       December 31,     June 30,
                                                              1997            1996            1997
                                                            --------       ------------    ---------
                                                            (unaudited)                   (unaudited)
Allowance for credit losses deducted from:
 Finance receivables                                        $    220       $     188        $   217
 Retained interests in sold receivables                          316             335            331
 Vehicles leased                                                   8               3              5
                                                            --------       ---------        -------
  Total                                                     $    544       $     526        $   553
                                                            ========       =========        =======

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables
-----------------------------
The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                                                                June 30,     December 31,   June 30,
                                                                   1997         1996          1996
                                                                --------    ------------   ---------
                                                               (unaudited)                (unaudited)
Retail                                                          $ 14,136     $  15,048       $ 15,245
Wholesale                                                          8,009         8,014          7,791
                                                                --------     ---------       --------
 Total                                                          $ 22,145     $  23,062       $ 23,036
                                                                ========     =========       ========

Gains and losses from the sales of receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains on wholesale receivable sales, net of amortization, totaled $23 million for the six months ended June 30, 1997, pursuant to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997. Gains on retail receivable sales totaled $68 million and $85 million for the six months ended June 30, 1997 and 1996, respectively. The provision for credit losses related to such sales amounted to $97 million and $131 million for the six months ended June 30, 1997 and 1996, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

Note 3 - Debt
-------------

                                         Weighted Average
                                         Interest Rates at      June 30,     December 31,   June 30,
Maturity (in millions of dollars)          June 30, 1997          1997          1996         1996
---------------------------------        ----------------       ---------   ------------    ---------
                                                              (unaudited)                  (unaudited)
Short-term notes placed primarily
 in the open market:
 United States                                                  $  2,442     $   2,008       $    568
 Canada                                                              723           608            566
                                                                --------      --------       --------
  Total short-term notes (primarily
   commercial paper)                         5.2%                  3,165         2,616          1,134
                                                                --------      --------       --------
Bank borrowings - International              3.8%                    144            90             96
                                                                --------      --------       --------
Senior term debt:
 United States, due
  1996                                                               --             --            976
  1997                                       6.1%                  1,534         2,877          2,877
  1998                                       6.4%                  2,309         2,309          2,309
  1999                                       7.7%                  2,530         1,531          1,521
  2000                                       6.5%                  1,669           788            778
  2001                                       5.7%                    391           376            376
  Thereafter                                 5.8%                    448            49             74
                                                                --------      --------       --------
   Total United States                                             8,881         7,930          8,911
 Canada, due 1996-2000                       6.1%                  1,162           505            380
                                                                --------      --------       --------
  Total senior term debt                                          10,043         8,435          9,291
Other borrowings                             8.6%                    134           104             73
                                                                 -------      --------       --------
 Total debt                                                     $ 13,486     $  11,245       $ 10,594
                                                                ========      ========       ========

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 3 - Debt - continued
-------------------------

The Company has contractual debt maturities at June 30, 1997, as follows:
1997 - $5.0 billion (including $3.2 billion of short-term notes with an average remaining term of 31 days); 1998 - $2.6 billion; 1999 - $3.0 billion; 2000 - $2.0 billion; 2001 - $0.4 billion; and thereafter - $0.5 billion.

Credit Facilities

During the second quarter of 1997, the Company renegotiated and extended the revolving credit facilities, which total $8.0 billion, and consist of a $2.0 billion facility expiring in April, 1998, and a $6.0 billion facility expiring in April, 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of June 30, 1997, no amounts were outstanding under these facilities.

Note 4 - New Accounting Standard
--------------------------------

Effective January 1, 1997, the Company adopted the SFAS No. 125, which requires retail and wholesale receivable sales occurring after December 31, 1996 to be accounted for as sales when legal and effective control over transferred receivables is surrendered.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $103 million and $196 million for the three and six months ended June 30, 1997, compared to $101 million and $199 million for the three and six months ended June 30, 1996.

Automotive volume totaled $19.4 billion and $41.1 billion for the three and six months ended June 30, 1997, respectively, compared to $19.7 billion and $40.0 billion in the comparable periods of 1996. United States penetration and the number of vehicles financed for the three and six months ended June 30, 1997 and 1996 were as follows:

                                                    Three Months Ended      Six Months Ended
                                                        June 30,                 June 30,
                                                    ------------------      ----------------
                                                    1997      1996           1997       1996
                                                    ----      ----           ----       ----
United States Penetration:
           Retail and lease                          28%       19%            27%         19%
           Wholesale                                 71%       74%            70%         72%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
           Retail                                   174       133            323         248
           Wholesale                                402       491            856         934

The increase in retail and lease penetration for the three and six months ended June 30, 1997, compared to 1996 is primarily due to new marketing programs to customers and dealers initiated during 1997.

Finance revenue totaled $406 million and $821 million for the three and six months ended June 30, 1997, respectively, compared to $414 million and $848 million for the comparable periods of 1996. Income from sold wholesale receivables was reflected in finance revenue prior to 1997. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Investment and other income, in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 125.

A comparison of the borrowing costs is shown in the following table:

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 ------------------        ----------------
                                                  1997       1996          1997         1996
                                                 -----     ------        ------        -----
                                                             (dollars in millions)
        Interest expense                          $204    $   211        $   399     $   427
        Average borrowings                     $12,452    $12,422        $12,215     $12,305
        Average effective cost of borrowings       6.5%       6.8%           6.5%        7.0%

The decline in the average effective borrowing costs for the three and six months ended June 30, 1997, compared to 1996, primarily reflects lower market interest rates in the United States and Canada.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           ---------------------------------------------------------

Financial Review (continued)

Depreciation on vehicles leased for the three and six months ended June 30, 1997, totaled $40 million and $68 million, respectively, compared to $25 million and $44 million for the comparable periods of 1996. The increase was due to the higher level of vehicles leased primarily in Canada.

Investment and other income totaled $117 million and $222 million for the three and six months ended June 30, 1997, respectively, compared to $107 million and $180 million for the comparable periods of 1996. The increase in Investment and other income reflects higher gains on sold receivables.

Operating and other expenses totaled $125 million and $268 million for the three and six months ended June 30, 1997, respectively, compared to $123 million and $251 million for the comparable periods of 1996. The increase in operating expenses reflects higher average finance receivables managed.

Provision for credit losses for the three and six months ended June 30, 1997, totaled $86 million and $186 million, respectively, compared to $88 million and $155 million for the comparable periods of 1996.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the three and six months ended June 30, 1997 and 1996 was as follows:

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                   ------------------                 ----------------
                                                     1997         1996                1997         1996
                                                     ----         ----                ----         ----
                                                                 (in millions of dollars)
Net Credit Losses:
Automotive                                         $   76        $   76               $  161      $  176
Nonautomotive                                           4             2                    6           5
                                                   ------        ------               ------      ------
        Total                                      $   80        $   78               $  167      $  181
                                                   ======        ======               ======      ======


Annualized Net Credit Losses to                    Three Months Ended                 Six Months Ended
Average Receivables Outstanding:                        June 30,                          June 30,
                                                   ------------------                 ----------------
                                                     1997         1996                1997         1996
                                                     ----         ----                ----         ----
Automotive                                          0.85%        0.90%                0.92%        1.04%
Nonautomotive                                       0.49%        0.28%                0.39%        0.27%
        Total                                       0.82%        0.84%                0.89%        0.97%

Notwithstanding the improvement in credit losses for the first six months of 1997, increased credit loss experience may continue while actions are taken to improve the credit mix, collections and servicing of the Company's automotive retail receivables. No assurance can be given as to future results.

The Company's allowance for credit losses totaled $544 million, $526 million, and $553 million at June 30, 1997, December 31, 1996, and June 30, 1996, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding, including sold receivables, was 1.55 percent at June 30, 1997, 1.52 percent at December 31, 1996, and 1.65 percent at
June 30, 1996.

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $39.6 billion at June 30, 1997, compared to $39.1 billion at December 31, 1996, and $37.1 billion at June 30, 1996. The increase in receivables and leases managed from December 31, 1996, reflects higher volume of lease vehicles acquired during 1997. Receivables and leases serviced for others totaled $27.8 billion at June 30, 1997, compared to $27.8 billion at December 31, 1996, and $27.1 billion at June 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           ---------------------------------------------------------

Financial Review (continued)

Total assets at June 30, 1997, were $20.0 billion, compared to $17.5 billion at December 31, 1996, and $16.8 billion a year ago. Total debt outstanding at June 30, 1997, was $13.5 billion, compared to $11.2 billion at December 31, 1996 and $10.6 billion a year ago. Total assets and debt increased due to the increase in finance receivables associated with higher automotive volume and lower levels of retail receivable securitizations. The Company's debt-to-equity ratio was 4.1 to 1 at June 30, 1997, compared to 3.4 to 1 at December 31, 1996, and 3.2 to 1 at June 30, 1996.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first six months of 1997 as the Company realized $3.2 billion of net proceeds from the sale of automotive retail receivables, compared to $4.7 billion of net proceeds in the same period of 1996. Securitization of revolving wholesale account balances provided funding which aggregated $6.8 billion and $6.6 billion at June 30, 1997 and 1996, respectively.

At June 30, 1997, the Company had contractual debt maturities of $5.0 billion during the remainder of 1997 (including $3.2 billion of short-term notes), $2.6 billion in 1998 and $3.0 billion in 1999.

During the second quarter of 1997, the Company renegotiated and extended the revolving U.S. and Canadian credit facilities which total $8.0 billion, and consist of a $2.0 billion facility expiring in April, 1998 and a $6.0 billion facility expiring in April, 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd.

The Company paid dividends to Chrysler Corporation totaling $194 million during the first six months of 1997, compared to $182 million for the comparable period of 1996.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------        ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
               ---------------------------------------------------------

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three and six months ended June 30, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public
Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

               Chrysler Financial Corporation and Subsidiaries

                          PART II. OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------
            (Omitted in accordance with general instruction H)


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     --------------------------------
            (Omitted in accordance with general instruction H)


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------
            (Omitted in accordance with general instruction H)


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

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

 3-E Copies of amendments to the Restated Articles of Incorporation of Chrysler Financial Corporation filed with the Department of Commerce of the State of Michigan on June 13, 1989 and June 23, 1989, respectively. Filed as Exhibit 3-E to the Quarterly Report of Chrysler Financial Corporation on Form 10- Q for the quarter ended June 30, 1989, and incorporated herein by reference.

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

 4-C Copy of Indenture, dated as of September 15, 1986, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4- E to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1986, and incorporated herein by reference.

 4-D Copy of Indenture, dated as of February 15, 1988, between Chrysler Financial Corporation and Manufacturers Hanover Trust Company, Trustee, United States Trust Company of New York, as successor Trustee, related to Chrysler Financial Corporation Senior Debt Securities. Filed as Exhibit 4- A to Registration No. 33-23479 of Chrysler Financial Corporation, and incorporated herein by reference.

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-H Copy of Long Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

10-I Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-J Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
            Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-K Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-L Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-M Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-N Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-O Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-P Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Q Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-R Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-S Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-T Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-U Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-W Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-X Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Y Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Z Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-AA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-BB Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-CC Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-DD Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

10-EE Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FF Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33- 51302) on November 24, 1992, and incorporated herein by reference.

10-GG Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-HH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-II Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-KK Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-LL Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-MM Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-NN Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-OO Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-PP Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-QQ Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-RR Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-SS Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-TT Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995- 2, and incorporated herein by reference.

10-WW Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995- 2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-XX Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-YY Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-ZZ Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-AAA Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-BBB Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-CCC Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-DDD Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-EEE Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FFF Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-GGG Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995- 3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-HHH Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-III Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

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

10-KKK Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-LLL Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-MMM Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-NNN Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOO Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-SSS Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-TTT Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-UUU Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-VVV Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-WWW Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-XXX Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YYY Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-AAAA Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-FFFF Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGGG Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-HHHH Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-IIII Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-JJJJ Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-KKKK Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit VVVV to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-LLLL Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-MMMM Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-NNNN Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-OOOO Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-PPPP Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-QQQQ Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-1 of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-RRRR Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-SSSS Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent.

10-TTTT Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent.

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

(b) The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

               Chrysler Financial Corporation and Subsidiaries


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








                                    Chrysler Financial Corporation
                                    ------------------------------
                                                (Registrant)








Date: July 11, 1997                 By:    s/ T. F. Gilman
                                           --------------
                                           T. F. Gilman
                                           Vice President and Controller
                                           Principal Accounting Officer

               Chrysler Financial Corporation and Subsidiaries

                                EXHIBIT INDEX
                                -------------
Exhibit No.
-----------

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

            -------------------------

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

            -------------------------

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

10-H Copy of Long Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

10-I Copy of Amended and Restated Trust Agreement, dated as of April 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-2. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-J Copy of Indenture, dated as of April 1, 1993, between Premier Auto Trust 1993-2 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-2. Filed as
            Exhibit 4.2 of the Quarterly Report of Premier Auto Trust 1993-2 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-K Copy of Amended and Restated Trust Agreement, dated as of June 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-3. Filed as Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

10-L Copy of Indenture, dated as of June 1, 1993, between Premier Auto Trust 1993-3 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-3 on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

            -------------------------

10-M Copy of Amended and Restated Loan Agreement, dated as of June 1, 1993, between Chrysler Realty Corporation and Chrysler Credit Corporation. Filed as Exhibit 10-XXXX to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-N Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-O Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-P Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as
            Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Q Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-R Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-S Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-T Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-U Copy of Secured Loan Purchase Agreement, dated as of July 6, 1994, among Chrysler Credit Canada Ltd., Leaf Trust and Chrysler Financial Corporation. Filed as Exhibit 10-BBBB to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1994, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

            -------------------------

10-W Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-X Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Y Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Z Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-AA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-BB Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-CC Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-DD Copy of Master Custodial and Servicing Agreement, dated as of September 1, 1992 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10- TTTTT to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-EE Copy of Series 1995-1 Supplement, dated as of September 20, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of September 1, 1992. Filed as Exhibit 10-NNN to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FF Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-GG Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

            -------------------------

10-HH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-II Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-JJ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-KK Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-LL Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-MM Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-NN Copy of Series 1994-2 Supplement, dated as of October 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1994-2. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated December 22, 1994, and incorporated herein by reference.

10-OO Copy of Series 1994-3 Supplement, dated as of November 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-3. Filed as Exhibit 4-W to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1994, and incorporated herein by reference.

10-PP Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

            -------------------------

10-QQ Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-RR Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-SS Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-TT Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-VV Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995- 2, and incorporated herein by reference.

10-WW Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995- 2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-XX Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-YY Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-ZZ Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

            -------------------------

10-AAA Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-BBB Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-CCC Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-DDD Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-EEE Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-FFF Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-GGG Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995- 3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-HHH Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-III Copy of Agreement and Plan of Merger, dated as of December 31, 1995, between Chrysler Financial Corporation and Chrysler Credit Corporation, providing for the merger of these two corporations on December 31, 1995, with Chrysler Financial Corporation being the surviving corporation. Filed as Exhibit 10-QQQQ to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated by reference.

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

            -------------------------

10-KKK Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-LLL Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-MMM Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-NNN Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOO Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-PPP Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-RRR Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-SSS Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-TTT Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-UUU Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

            -------------------------

10-VVV Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-WWW Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-XXX Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YYY Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-AAAA Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-BBBB Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-EEEE Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

            -------------------------

10-FFFF Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGGG Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-HHHH Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-IIII Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-JJJJ Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-KKKK Copy of Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit VVVV to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-LLLL Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-MMMM Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-NNNN Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-OOOO Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

            -------------------------

10-PPPP Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-QQQQ Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-1 of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-RRRR Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-SSSS Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent.

10-TTTT Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent.

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