Form 10-Q
period 1997-09-30
CHRYSLER FINANCIAL CORP
filed 1997-10-10
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE OF 1934.

For the quarterly period ended            September 30, 1997
                               -----------------------------


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ---------  to ----------


Commission file number   1-5966
                      ---------


                        Chrysler Financial Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


State of Michigan                                       38-0961430
----------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


27777 Franklin Road, Southfield, Michigan                        48034-8286
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code    (248) 948-3058
                                                  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ X__ No ____

                          APPLICABLE ONLY TO ISSUERS
                      INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of September 30, 1997.

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

ITEM 1.  FINANCIAL STATEMENTS

             Chrysler Financial Corporation and Subsidiaries
                  Consolidated Statement of Net Earnings
                           (in millions of dollars)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                       ----------------------------       ----------------------------
                                                          1997              1996               1997            1996
                                                          ----              ----               ----            ----
                                                               (unaudited)                        (unaudited)
Finance Revenue:
 Automotive:
  Retail                                                  $ 200            $ 160            $  536           $  543
  Wholesale and other                                        81              128               357              427
  Vehicles leased - rents and fees                           90               77               247              183
 Nonautomotive                                               31               45                83              105
                                                          -----            -----            ------           ------
  Total finance revenue                                     402              410             1,223            1,258

Interest expense                                            210              178               609              605
Depreciation on vehicles leased                              45               24               113               68
                                                          -----            -----            ------           ------
Net margin                                                  147              208               501              585

Other Revenues:
 Servicing fee income                                        77               78               239              221
 Insurance premiums earned                                   31               33                90               98
 Investment and other income                                167               77               389              257
                                                          -----            -----            ------           ------
  Net margin and other revenues                             422              396             1,219            1,161
                                                          -----            -----            ------           ------
Costs and Expenses:
 Operating and other expenses                               123              137               391              388
 Provision for credit losses                                111               92               297              247
 Insurance losses and loss adjustment expenses               20               23                66               73
                                                          -----            -----            ------           ------
  Total costs and expenses                                  254              252               754              708
                                                          -----            -----            ------           ------
Earnings before income taxes                                168              144               465              453

Provision for income taxes                                   57               50               158              160
                                                          -----            -----            ------           ------
Net Earnings                                              $ 111            $  94            $  307           $  293
                                                          =====            =====            ======           ======


              Consolidated Statement of Shareholder's Investment
                           (in millions of dollars)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         ----------------------------
                                                                                            1997               1996
                                                                                            ----               ----
                                                                                                (unaudited)
Balance at beginning of period                                                              $3,288           $3,302
Net earnings                                                                                   307              293
Common stock dividends                                                                        (300)            (300)
Net unrealized holding gains (losses) on securities                                              9              (11)
                                                                                            ------           ------

Balance at end of period                                                                    $3,304           $3,284
                                                                                            ======           ======


Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                           (in millions of dollars)


                                                                      September 30,   December 31,       September 30,
                                                                         1997            1996                 1996
                                                                     -------------   ------------        -------------
                                                                      (unaudited)                          (unaudited)
Assets:
Finance receivables - net (Note 1)                                   $10,995           $11,158             $10,515
Retained interests in sold receivables - net (Notes 1 and 4)           3,961             3,153               2,925
                                                                     -------           -------             -------

 Total finance receivables and retained interests - net               14,956            14,311              13,440

Cash and cash equivalents                                                287               230                 420
Marketable securities                                                    413               472                 723
Vehicles leased - net                                                  1,386               614                 644
Dealership properties leased - net                                       295               319                 340
Repossessed collateral                                                   100               146                 145
Loans and other amounts due from affiliated companies                  1,187               859                 414
Other assets                                                             650               582                 586
                                                                     -------           -------             -------

Total Assets                                                         $19,274           $17,533             $16,712
                                                                     =======           =======             =======


Liabilities:

Debt (Note 3)                                                        $12,584           $11,245             $10,520
Accounts payable, accrued expenses and other                           1,612             1,372               1,287
Deferred income taxes                                                  1,774             1,628               1,621
                                                                     -------           -------             -------

 Total Liabilities                                                    15,970            14,245              13,428

Shareholder's Investment                                               3,304             3,288               3,284
                                                                     -------           -------             -------

Total Liabilities and Shareholder's Investment                       $19,274           $17,533             $16,712
                                                                     =======           =======             =======


Prior periods reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                           (in millions of dollars)

                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                                 1997       1996
                                                                 ----       ----
                                                                 (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                                 $    307    $    293
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Net gains from receivable sales                                (164)       (113)
   Provision for credit losses                                     297         247
   Depreciation and amortization                                   129          86
   Change in deferred income taxes and income taxes payable        142         130
   Change in amounts due from affiliated companies                 (80)          1
   Change in accounts payable, accrued expenses
    and other                                                       59        (132)
                                                              --------    --------

 Net cash provided by operating activities                         690         512
                                                              --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                           (56,703)    (55,334)
 Collections of finance receivables                             18,991      18,490
 Sales of finance receivables                                   37,083      37,425
 Purchases of marketable securities                             (1,404)       (714)
 Sales and maturities of marketable securities                   1,475       1,646
 Change in loans to affiliated companies                          (248)       (277)
 Purchases of vehicles leased                                     (977)       (353)
 Sales of vehicles leased                                           77          39
 Other                                                              34          25
                                                              --------    --------

 Net cash (used in) provided by investing activities            (1,672)        947
                                                              --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes                                       (319)     (1,312)
 Issuance of term debt                                           3,734       1,082
 Repayment of term debt                                         (2,287)     (1,064)
 Change in bank borrowings - International                          40          82
 Payment of dividends                                             (300)       (300)
 Other                                                             171          (3)
                                                              --------    --------

 Net cash provided by (used in) financing activities             1,039      (1,515)
                                                              --------    --------

Change in cash and cash equivalents                                 57         (56)
Cash and cash equivalents at beginning of year                     230         476
                                                              --------    --------

Cash and Cash Equivalents at End of Period                    $    287    $    420
                                                              ========    ========


During 1996, the Company acquired $1.0 billion of marketable securities in non-cash transactions relating to the securitization of retail receivables.

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net
---------------------------------------------------------
Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                                                  September 30,        December 31,       September 30,
                                                                      1997                1996                1996
                                                                  -------------        -----------        -------------
                                                                  (unaudited)                               (unaudited)
Automotive:
 Retail                                                            $    5,222         $   4,710             $  5,295
 Wholesale and other                                                    3,240             3,755                2,152
 Retained senior interests in sold
  wholesale receivables*                                                   58               677                  968
                                                                   ----------         ---------             --------
  Total automotive                                                      8,520             9,142                8,415
                                                                   ----------         ---------             --------
Nonautomotive:
 Leveraged leases                                                       2,501             1,952                1,931
 Commercial                                                               173               252                  348
                                                                   ----------         ---------             --------
  Total nonautomotive                                                   2,674             2,204                2,279
                                                                   ----------         ---------             --------
Total finance receivables                                              11,194            11,346               10,694
Allowance for credit losses                                              (199)             (188)                (179)
                                                                   ----------         ---------             --------
 Total finance receivables - net                                   $   10,995         $  11,158             $ 10,515
                                                                   ==========         =========             ========

* Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                                                  September 30,      December 31,         September 30,
                                                                       1997              1996                 1996
                                                                  -------------      ------------         -------------
                                                                    (unaudited)                             (unaudited)

Cash and investments                                               $    1,670         $     506             $    685
Subordinated interests in receivables                                   2,135             2,543                2,125
Residual cash flows                                                       259               202                  191
Other                                                                     234               237                  238
Allowance for credit losses                                              (337)             (335)                (314)
                                                                   ----------         ---------             --------
 Total retained interests in sold receivables - net                $    3,961         $   3,153             $  2,925
                                                                   ==========         =========             ========

The Company's total allowance for credit losses is as follows (in millions of dollars):

                                                                   September 30,      December 31,        September 30,
                                                                        1997             1996                 1996
                                                                   -------------      -----------         -------------
                                                                    (unaudited)                             (unaudited)
Allowance for credit losses deducted from:
 Finance receivables                                               $      199         $      188             $   179
 Retained interests in sold receivables                                   337                335                 314
 Vehicles leased                                                           10                  3                   5
                                                                   ----------         ----------             -------
  Total                                                            $      546         $      526             $   498
                                                                   ==========         ==========             =======

-------  --------------------------------

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables
-----------------------------

The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                                                                            September 30,        December 31,     September 30,
                                                                                  1997               1996              1996
                                                                            -------------        ------------     -------------
                                                                             (unaudited)                           (unaudited)
Retail                                                                          $15,262            $15,048           $14,510
Wholesale                                                                         7,424              8,014             6,860
                                                                                -------            -------           -------
 Total                                                                          $22,686            $23,062           $21,370
                                                                                =======            =======           =======

Gains and losses from the sales of receivables are recognized in the period in which such sales occur. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains on wholesale receivable sales, net of amortization, totaled $23 million for the nine months ended September 30, 1997, pursuant to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997. Gains on retail receivable sales totaled $141 million and $113 million for the nine months ended September 30, 1997 and 1996, respectively. The provision for credit losses related to such sales amounted to $189 million and $165 million for the nine months ended September 30, 1997 and 1996, respectively.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.


Note 3 - Debt
-------------

                                                    Weighted Average
                                                    Interest Rates at       September 30,        December 31,      September 30,
Maturity (in millions of dollars)                   September 30, 1997           1997               1996               1996
---------------------------------                   ------------------      ------------         ----------        ------------
                                                                              (unaudited)                           (unaudited)
Short-term notes placed primarily in the
  open market:
 United States                                                                  $ 1,467             $ 2,008          $   478
 Canada                                                                             830                 608              645
                                                                                -------             -------          -------
  Total short-term notes (primarily
   commercial paper)                                       4.9%                   2,297               2,616            1,123
                                                                                -------             -------          -------
Bank borrowings - International                            3.6%                     130                  90               82
                                                                                -------             -------          -------
Senior Term Debt:
 United States, due
  1996                                                                               --                  --              892
  1997                                                     6.1%                     741               2,877            2,877
  1998                                                     6.4%                   2,309               2,309            2,309
  1999                                                     7.7%                   2,709               1,531            1,531
  2000                                                     6.4%                   1,825                 788              777
  2001                                                     5.7%                     401                 376              376
  Thereafter                                               6.0%                     574                  49               49
                                                                                -------             -------          -------
   Total United States                                                            8,559               7,930            8,811
 Canada, due 1996-2000                                     6.0%                   1,323                 505              441
                                                                                -------             -------          -------
  Total senior term debt                                                          9,882               8,435            9,252
Other borrowings                                           8.4%                     275                 104               63
                                                                                -------             -------          -------
 Total debt                                                                     $12,584             $11,245          $10,520
                                                                                =======             =======          =======

-------  --------------------------------


               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 3 - Debt - continued
-------------------------

The Company has contractual debt maturities at September 30, 1997, as follows: 1997 - $3.5 billion (including $2.3 billion of short-term notes with an average remaining term of 35 days); 1998 - $2.6 billion; 1999 - $3.3 billion; 2000 - $2.2 billion; 2001 - $0.4 billion; and thereafter - $0.6 billion.

Credit Facilities

During the second quarter of 1997, the Company renegotiated and extended the revolving credit facilities, which total $8.0 billion, and consist of a $2.0 billion facility expiring in April, 1998, and a $6.0 billion facility expiring in April, 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of September 30, 1997, $8.7 million was outstanding under these facilities, supporting International operations.

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $111 million and $307 million for the three and nine months ended September 30, 1997, respectively, compared to $94 million and $293 million for the comparable periods of 1996. The increase in net earnings for the three months ended September 30, 1997, primarily reflects an increase in gains from sales of retail receivables, partially offset by an increase in provisions for credit losses.

Automotive volume totaled $20.6 billion and $61.7 billion for the three and nine months ended September 30, 1997, respectively, compared to $17.1 billion and $57.1 billion for the comparable periods of 1996. United States penetration and the number of vehicles financed for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------     -----------------
                                                1997          1996     1997         1996
                                                ----          ----     ----         ----
United States Penetration:
           Retail and lease                      27%            20%       27%         19%
           Wholesale                             73%            75%       71%         73%

Number of New Chrysler Vehicles
 Financed in the United States
 (in thousands):
           Retail                               149            117       472         365
           Wholesale                            355            405     1,211       1,339

The increase in retail and lease penetration for the three and nine months ended September 30, 1997, compared to 1996 is primarily due to new marketing programs to customers and dealers initiated during 1997.

Finance revenue totaled $402 million and $1,223 million for the three and nine months ended September 30, 1997, respectively, compared to $410 million and $1,258 million for the comparable periods of 1996. Income from sold wholesale receivables was reflected in Finance revenue prior to 1997. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Investment and other income, in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 125.

A comparison of the borrowing costs is shown in the following table:

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------     -----------------
                                                1997          1996     1997         1996
                                                ----          ----     ----         ----
                                                         (dollars in millions)
        Interest expense                        $   210    $   178   $   609     $   605
        Average borrowings                      $12,840    $10,163   $12,425     $11,586
        Average effective cost
          of borrowings                             6.4%       7.0%      6.5%        7.0%

The decline in the average effective borrowing costs for the three and nine months ended September 30, 1997, compared to 1996, primarily reflects lower market interest rates in the United States and Canada.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
           ---------------------------------------------------------

Financial Review (continued)

Depreciation on vehicles leased for the three and nine months ended September 30, 1997, totaled $45 million and $113 million, respectively, compared to $24 million and $68 million for the comparable periods of 1996. The increase was due to the higher level of vehicles leased, primarily in Canada.

Investment and other income totaled $167 million and $389 million for the three and nine months ended September 30, 1997, respectively, compared to $77 million and $257 million for the comparable periods of 1996. The increase in Investment and other income reflects higher gains on sold receivables.

Operating and other expenses totaled $123 million and $391 million for the three and nine months ended September 30, 1997, respectively, compared to $137 million and $388 million for the comparable periods of 1996. Operating and other expenses for the third quarter of 1996 include costs associated with early retirement packages offered to employees. The increase in Operating and other expenses for the nine months ended September 30, 1997, primarily reflects higher average finance receivables managed.

Provision for credit losses for the three and nine months ended September 30, 1997, totaled $111 million and $297 million, respectively, compared to $92 million and $247 million for the comparable periods of 1996.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the three and nine months ended September 30, 1997 and 1996 was as follows:

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                          ------------------        -----------------
                                          1997          1996        1997         1996
                                          ----          ----        ----         ----
                                                   (in millions of dollars)
Net Credit Losses:
Automotive                                $ 107        $  77        $ 268       $ 253
Nonautomotive                                 1           30*           7          35*
                                          -----        -----        -----       -----
        Total                             $ 108        $ 107        $ 275       $ 288
                                          =====        =====        =====       =====


Annualized Net Credit Losses to           Three Months Ended        Nine Months Ended
Average Receivables Outstanding:             September 30,            September 30,
                                          ------------------        -----------------
                                          1997          1996        1997         1996
                                          ----          ----        ----         ----
Automotive                                1.24%        0.93%        1.03%       1.00%
Nonautomotive                             0.06%        3.57%        0.27%       1.41%
        Total                             1.13%        1.18%        0.96%       1.04%

*Includes a gross write-down of $34 million of a nonautomotive investment, approximately $20 million of which was provided for in prior periods.

During the third quarter of 1997, the Company experienced higher credit losses on automotive retail receivables. The Company attributes the increases in credit losses to higher levels of repossessions due to the continued deterioration of the consumer credit environment. Increased automotive credit loss experience may continue while actions are taken to improve the credit mix, collections and servicing of the Company's retail receivables. No assurance can be given as to future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------  ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        ---------------------------------------------------------

Financial Review (continued)

The Company's allowance for credit losses totaled $546 million, $526 million, and $498 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding, including sold receivables, was 1.58 percent at September 30, 1997, 1.52 percent at December 31, 1996, and 1.54 percent at September 30, 1996.

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $38.8 billion at September 30, 1997, compared to $39.1 billion at December 31, 1996, and $36.3 billion at September 30, 1996. Receivables and leases serviced for others totaled $28.5 billion at September 30, 1997, compared to $27.8 billion at December 31, 1996, and $25.9 billion at September 30, 1996.

Total assets at September 30, 1997, were $19.3 billion, compared to $17.5 billion at December 31, 1996, and $16.7 billion a year ago. The increase in total assets is primarily attributable to the increase in retained interests in sold receivables, and the higher balance of vehicles leased.

Total debt outstanding at September 30, 1997, was $12.6 billion, compared to $11.2 billion at December 31, 1996 and $10.5 billion a year ago. The increase in total debt is attributable to the need to fund higher automotive volume. The Company's debt-to-equity ratio was 3.8 to 1 at September 30, 1997, compared to 3.4 to 1 at December 31, 1996, and 3.2 to 1 at September 30, 1996.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first nine months of 1997 as the Company realized $6.1 billion of net proceeds from the sale of automotive retail receivables, compared to $5.9 billion of net proceeds in the same period of 1996. Securitization of revolving wholesale account balances provided funding which aggregated $7.0 billion and $5.8 billion at September 30, 1997 and 1996, respectively.

At September 30, 1997, the Company had contractual debt maturities of $3.5 billion during the remainder of 1997 (including $2.3 billion of short-term notes), $2.6 billion in 1998 and $3.3 billion in 1999.

During the second quarter of 1997, the Company renegotiated and extended the revolving U.S. and Canadian credit facilities which total $8.0 billion, and consist of a $2.0 billion facility expiring in April, 1998 and a $6.0 billion facility expiring in April, 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd.

The Company paid dividends to Chrysler Corporation totaling $106 million and $300 million for the three and nine months ended September 30, 1997, respectively, compared to $118 million and $300 million for the comparable periods of 1996.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------  ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
        ---------------------------------------------------------

Financial Review (continued)

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Based on current accounting standards, this new accounting statement is not expected to have a material impact of the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In September, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the three and nine months ended September 30, 1997 and 1996 in accordance with the standards for such reviews established by the American Institute of Certified Public
Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------  ------------------------------------------------------------
           (Omitted in accordance with general instruction H)

               Chrysler Financial Corporation and Subsidiaries

                          PART II. OTHER INFORMATION
                          --------------------------


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED
-------     --------------------------------------------

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
            Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-H Copy of Long Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
            Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

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

10-SSSS Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-TTTT Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-UUUU Copy of Receivable Sales Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent.

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

(b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 1997:

            Date of Report                  Date Filed             Item Reported
            --------------                  ----------             -------------
            September 8, 1997               September 9, 1997        5

            Financial Statements Filed
            --------------------------

            None


               Chrysler Financial Corporation and Subsidiaries


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 Chrysler Financial Corporation
                                                 (Registrant)








Date: October 10, 1997                         By:    s/T. F. Gilman
                                                      ---------------------
                                                        T. F. Gilman
                                              Vice President and Controller
                                              Principal Accounting Officer

                     This page intentionally left blank.

                EXHIBIT INDEX
                -------------

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
            Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-H Copy of Long Term Revolving Credit Agreement, dated as of April 24, 1997, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as
            Exhibit 10-H to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

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

            -------------------------

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

            -------------------------

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

            -------------------------

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

            -------------------------

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

            -------------------------

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

10-SSSS Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-TTTT Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-UUUU Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent.

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

                     This page intentionally left blank.