Form 10-K
period 1997-12-31
CHRYSLER FINANCIAL CORP
filed 1998-01-23
CIK 20164

CONFORMED
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE OF 1934.

For the fiscal year ended     December 31, 1997
                          -----------------------

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from ----------  to ----------

Commission file number    1-5966
                      -------------

                        Chrysler Financial Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            State of Michigan                                  38-0961430
-----------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     27777 Franklin Road, Southfield, Michigan                     48034-8286
-----------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (248) 948-3058
                                                  -----------------

Securities registered pursuant to Section 12(b) of the Act:  (See next page)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

All of the shares of the outstanding stock of the registrant are owned by Chrysler Corporation.

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

The registrant had 250,000 shares of common stock outstanding as of December 31, 1997.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

9 1/2% Notes due 1999                                        New York Stock Exchange

8 1/2% Putable-Extendible Notes due February 1, 2018         New York Stock Exchange

6 1/2% Notes due 1998                                        New York Stock Exchange

6 5/8% Notes due 2000                                        New York Stock Exchange


               Chrysler Financial Corporation and Subsidiaries

                                    PART I
                                    ------

ITEM 1.    BUSINESS
-------

Chrysler Financial Corporation, the registrant, and its consolidated subsidiaries (the "Company"), is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management, primarily for Chrysler dealers and their customers. The Company is a wholly owned subsidiary of Chrysler Corporation (a Delaware corporation together with its subsidiaries, "Chrysler"). The registrant, a Michigan corporation, is the continuing corporation resulting from a merger on June 1, 1967 of a financial services subsidiary of Chrysler into a newly acquired, previously unaffiliated finance company incorporated in 1926. At December 31, 1997, the Company had approximately 3,200 employees.

The Company's portfolio of finance receivables managed includes receivables owned and receivables serviced for others. Receivables serviced for others include securitized automotive receivables and retail leases. At December 31, 1997, receivables serviced for others accounted for 72% of the Company's portfolio of finance receivables managed. Total finance receivables managed at the end of each of the five most recent years were as follows (in millions of dollars):

                                    1997      1996        1995        1994       1993
                                  -------    -------    --------    --------   --------
Automotive                        $36,655    $36,858     $35,696     $29,962    $25,011
Nonautomotive                       2,715      2,204       2,391       2,775      3,251
                                  -------    -------     -------     -------    -------
    Total financing               $39,370    $39,062     $38,087     $32,737    $28,262
                                  =======    =======     =======     =======    =======

Due to the significant portion of the Company's business that relates to Chrysler, lower levels of production and sales of Chrysler automotive products would likely result in a reduction in the level of finance operations of the Company.

Automotive Financing

The Company conducts its automotive finance business through Chrysler Financial Corporation in the United States and Chrysler Credit Canada Ltd. in Canada (together "Chrysler Financial"). Chrysler Financial is the major source of car and truck wholesale financing and retail financing for Chrysler vehicles throughout North America. Chrysler Financial also offers dealers working capital loans, real estate and equipment financing and financing plans for fleet buyers. The automotive financing operations of Chrysler Financial are conducted through 29 zone offices in the United States and Canada. The Company also provides automotive financial products and services in Europe and Asia.

During 1997, the Company financed or leased approximately 870,000 vehicles at retail in the United States, including approximately 611,000 new Chrysler cars and trucks, representing 27 percent of Chrysler's U.S. retail and fleet deliveries. During 1997, the Company financed or leased approximately 114,000 vehicles at retail in Canada, including approximately 102,000 new Chrysler cars and trucks, representing 40 percent of Chrysler's Canadian retail and fleet deliveries. In 1997, the average monthly payment for new vehicle retail installment sales contracts acquired in the United States was $376. The average new contract balance was $20,801 and the average original term was 55 months.

               Chrysler Financial Corporation and Subsidiaries

-------    --------------------

Automotive Financing (continued)

During 1997, the Company financed approximately 2,603,000 vehicles at wholesale in the United States, including approximately 1,625,000 new Chrysler cars and trucks representing 70 percent of Chrysler's vehicle shipments. During 1997, the Company financed approximately 202,000 vehicles at wholesale in Canada, including approximately 175,000 new Chrysler cars and trucks representing 66 percent of Chrysler's vehicle shipments.

Automotive Insurance

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

Automotive Dealership Management

Chrysler Realty Corporation ("Chrysler Realty"), a wholly owned subsidiary, is engaged in the ownership, development and management of Chrysler automotive dealership properties in the United States. Chrysler Realty typically purchases, leases or options dealership facilities and then leases or subleases these facilities to Chrysler dealers. At December 31, 1997, Chrysler Realty controlled 776 sites (of which 225 were owned by Chrysler Realty).

Nonautomotive Financing

The Company conducts its nonautomotive finance business through its subsidiary, Chrysler Capital Corporation. At December 31, 1997, the nonautomotive receivables managed throughout the United States consisted primarily of $2.6 billion of leveraged leases.

Funding

Receivable sales are a significant source of funding for the Company. Net proceeds from the sales of automotive retail receivables were $9.0 billion during 1997 compared to $8.1 billion in 1996. Securitization of revolving wholesale account balances provided funding which aggregated $6.1 billion and $6.8 billion at December 31, 1997 and 1996, respectively. During 1997, the Company issued $4.0 billion of term debt (primarily medium term notes) and repaid $3.1 billion of term debt.

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1998 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1997, no amounts were outstanding under these facilities.

               Chrysler Financial Corporation and Subsidiaries

-------    --------------------

Funding (continued)

The Company's outstanding debt at the end of each of the five most recent years was as follows (in millions of dollars):

                                    1997      1996      1995      1994      1993
                                  -------   -------   ------    -------   -------
Short-term notes
  (primarily commercial paper)    $ 2,970   $ 2,616   $ 2,435   $ 4,315   $ 2,772
Bank borrowings - International       217        90      --        --        --
Senior term debt                    9,324     8,435     9,234     6,069     5,139
Subordinated term debt               --        --        --          27        77
Other borrowings                      207       104       100       260       447
                                  -------   -------   -------   -------   -------
  Total                           $12,718   $11,245   $11,769   $10,671   $ 8,435
                                  =======   =======   =======   =======   =======

Derivative Financial Instruments

A discussion of the Company's market risks and how the Company manages those risks is included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

ITEM 2.    PROPERTIES
-------    ----------

At December 31, 1997, the following facilities were used by the registrant and its subsidiaries in conducting their businesses:

        (a) executive offices of the registrant, Chrysler Insurance and certain other domestic subsidiaries in Southfield, Michigan;
        (b) a total of 25 zone offices and 3 customer service centers of Chrysler Financial located throughout the United States;
        (c)    headquarters of Chrysler Capital in Stamford, Connecticut;
        (d)    headquarters of Chrysler Realty in Auburn Hills, Michigan;
        (e) a total of 4 offices used as headquarters and zone offices in Canada; and
        (f) a total of 4 offices used for international operations, located in Belgium, France, Italy and Japan.

All of the facilities described above were leased by the registrant.

At December 31, 1997, a total of 225 automobile dealership properties, generally consisting of land and improvements, were owned by Chrysler Realty and leased primarily to dealers franchised by Chrysler.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

Various legal actions are pending against the Company, some of which seek damages in large or unspecified amounts and other relief. Although such legal actions are subject to many uncertainties and the outcome of individual actions is not predictable with assurance, the Company believes these actions constitute routine litigation encountered in the normal course of business. Although the ultimate amount of liability with respect to such actions cannot be determined at December 31, 1997, the Company has reserves which it believes will be sufficient to cover these actions. After giving effect to these reserves, management believes the ultimate resolution of these actions will not have a material effect on the Company's financial position.

               Chrysler Financial Corporation and Subsidiaries

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

(Omitted in accordance with General Instruction I.)


                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------    --------------------------------------------------------------------

All of the outstanding common stock of the registrant, consisting of one class of common stock, is owned by Chrysler.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

                                 1997        1996       1995      1994       1993
                               --------   ---------  ---------  -------    --------
                                            (in millions of dollars)
Finance revenue
  and other revenues           $  2,654   $  2,481   $  2,439   $  1,995   $  2,039
Earnings before cumulative
  effect of changes in
  accounting principles        $    419   $    376   $    339   $    195   $    159
Cumulative effect of changes
  in accounting principle      $   --     $   --     $   --     $   --     $    (30)

Net earnings                   $    419   $    376   $    339   $    195   $    129
Total assets                   $ 19,321   $ 17,533   $ 17,835   $ 16,648   $ 14,251
Total debt                     $ 12,718   $ 11,245   $ 11,769   $ 10,671   $  8,435
Cash dividends on
  Common stock                 $    415   $    382   $    335   $     40   $   --

               Chrysler Financial Corporation and Subsidiaries

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries (the "Company") achieved record net earnings of $419 million in 1997 compared to $376 million and $339 million in 1996 and 1995, respectively. The increase in net earnings for 1997 compared to 1996 primarily reflects an increase in gains and servicing fees from sales of receivables, higher levels of vehicles leased, and lower operating expenses, partially offset by higher credit loss provisions. The increase in net earnings for 1996 compared to 1995 primarily reflects net margin improvements partially offset by an increase in credit loss provisions.

Automotive volume totaled $81.7 billion in 1997, compared with $77.2 billion and $81.9 billion in 1996 and 1995, respectively. The increase in automotive volume in 1997 compared to 1996 reflects higher retail and lease penetration due to new marketing programs to customers and dealers initiated during 1997. The decrease in automotive volume from 1995 to 1996 was primarily due to increased competition and actions taken by the Company to improve retail credit mix. United States penetration and the number of vehicles financed over the last three years were as follows:

                                              Year Ended December 31,
                                              -----------------------
                                             1997      1996       1995
                                             ----      ----       ----
United States Penetration:
    Retail and lease                          27%        20%        27%
    Wholesale                                 70%        72%        74%

Number of New Chrysler Vehicles
  Financed in the United States
  (in thousands):
    Retail and lease                          611       485        594
    Wholesale                               1,625     1,771      1,632

Net margin totaled $663 million in 1997 compared to $774 million in 1996 and $665 million in 1995. Finance revenue totaled $1,648 million in 1997, $1,663 million in 1996 and $1,621 million in 1995. Earnings from sold wholesale receivables was reflected in Finance revenue prior to 1997. Effective January 1, 1997, gains from sales of wholesale receivables are reported in Investment and other income, in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 125. The increase in net margin from 1995 to 1996 primarily reflects lower average effective cost of borrowings.

A comparison of the borrowing costs is shown in the following table (dollars in millions):

                                             Year Ended December 31,
                                             -----------------------
                                          1997        1996        1995
                                          ----        ----        ----
Interest expense                         $   816     $   797    $   910
Average borrowings                       $12,415     $11,590    $11,463
Average effective costs of borrowings:
    Consolidated                             6.5%        6.9%       7.9%
    U.S. and Canada                          6.6%        6.9%       7.4%

               Chrysler Financial Corporation and Subsidiaries

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
           ---------------------------------------------------------

Financial Review (continued)

The decline in the average effective borrowing costs for the years ended December 31, 1997 and 1996, compared to the year ended December 31, 1995 primarily reflects lower market interest rates in the United States and Canada.

Depreciation on vehicles leased for the year ended December 31, 1997 was $169 million compared to $92 million in 1996 and $46 million in 1995. The increase in depreciation expense was due to higher levels of vehicles leased in Canada and United States.

Service fee income was $322 million for the year ended December 31, 1997, compared to $299 million and $271 million for the years ended December 31, 1996 and 1995, respectively. The increase in Service fee income over the last two years is due to higher levels of sold receivables which the Company continues to service.

Investment and other income increased to $567 million in 1997, compared to $391 million in 1996 and $407 million in 1995. The increase in Investment and other income for 1997 compared to 1996 reflects higher gains on sold receivables. Investment and other income in 1996 reflects a $9 million loss and in 1995 reflects a $12 million gain from the sale of certain nonautomotive assets. The increase in receivable sale gains for 1996 compared to 1995 was offset by a decrease in interest income earned on cash equivalents and marketable securities.

Operating and other expenses totaled $501 million in 1997, compared to $523 million in 1996 and $508 million in 1995. Operating and other expenses for 1996 and 1995 include costs associated with early retirement packages offered to employees. Early retirement packages were not offered in 1997.

Provision for credit losses for 1997 totaled $443 million compared to $387 million and $342 million in 1996 and 1995, respectively. The increase in Provision for credit losses for both 1997 and 1996 compared to 1995 reflects higher loss experience from retail automotive receivables.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the years ended December 31, 1997, 1996 and 1995 was as follows (dollars in millions):

                                                           Year Ended December 31,
                                                           -----------------------
                                                     1997          1996           1995
                                                   --------     ----------    ----------
Net Credit Losses - Finance Receivables:
    Automotive                                     $     393     $      358    $      229
    Nonautomotive                                         14             35            23
                                                   ---------     ----------    ----------
      Total                                        $     407     $      393    $      252
                                                   =========     ==========    ==========

Net Credit Losses - Finance Receivables to
Average Gross Finance Receivables Outstanding:
    Automotive                                         1.13%          1.06%         0.70%
    Nonautomotive                                      0.38%          1.06%         0.69%
    Total                                              1.06%          1.06%         0.70%

               Chrysler Financial Corporation and Subsidiaries

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued
           --------------------------------------------------------

Financial Review (continued)

During 1997, the Company experienced high credit losses on automotive retail receivables. Company management attributes the credit losses to the combined effect of the credit mix of retail receivable originations and the increase in frequency of default and repossession necessitating an increase in the level of servicing and collection by the Company. While credit loss experience may continue, actions have been taken to improve credit mix, collections and servicing of the retail receivable portfolio. However, no assurance can be given as to future results.

The Company's allowance for credit losses totaled $559 million, $526 million and $578 million at December 31, 1997, 1996 and 1995, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.60 percent at December 31, 1997, 1.52 percent at December 31, 1996 and 1.69 at December 31, 1995. The increase in allowance for credit losses as a percentage of related finance receivables outstanding is primarily attributable to higher credit loss provisions during 1997.

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $39.4 billion at December 31, 1997, $39.1 billion at December 31, 1996 and $38.1 billion at December 31, 1995. The increase in receivables and leases managed over the last two years, reflects higher automotive volume. Receivables serviced for others totaled $29.1 billion, $28.0 billion, and $25.3 billion at December 31, 1997, 1996 and 1995, respectively.

Total assets at December 31, 1997, were $19.3 billion, compared to $17.5 billion and $17.8 billion at December 31, 1996 and 1995, respectively. The increase in total assets is primarily attributable to the higher balance of vehicles leased and an increase in loans and other amounts due from affiliated companies.

Total debt outstanding was $12.7 billion, $11.2 billion, and $11.8 billion at December 31, 1997, 1996 and 1995, respectively. The increase in total debt is attributable to the need to fund higher automotive volume. The Company's debt-to-equity ratio was 3.9 to 1 at December 31, 1997, compared to 3.4 to 1 at December 31, 1996 and 3.6 to 1 at December 31, 1995.

Liquidity and Capital Resources

Term debt, commercial paper and receivable sales represent the Company's primary funding sources. During 1997, the Company issued $4.0 billion of term debt (primarily medium term notes), repaid $3.1 billion of term debt and increased its commercial paper by $0.4 billion.

Receivable sales continued to be a significant source of funding during 1997 as the Company realized $9.0 billion of net proceeds from the sale of automotive retail receivables, compared to $8.1 billion of net proceeds in 1996. Securitization of revolving wholesale account balances provided funding which aggregated $6.1 billion and $6.8 billion at December 31, 1997 and 1996, respectively.

At December 31, 1997, the Company had contractual debt maturities of $6.0 billion in 1998 (including $3.0 billion of short-term notes with an average remaining term of 53 days), $3.3 billion in 1999, $2.3 billion in 2000, $0.4 billion in 2001, $0.5 billion in 2002 and $0.2 billion thereafter. The Company expects that 1998 debt maturities will be funded from continued access to term debt markets, issuances of commercial paper, receivable sales (including approximately $1.5 billion in eligible wholesale receivables held by securitization trusts) and operating cash flows.

               Chrysler Financial Corporation and Subsidiaries

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued
           --------------------------------------------------------

Liquidity and Capital Resources (continued)

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1998 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1997, no amounts were outstanding under these facilities.

The Company paid dividends to Chrysler Corporation totaling $415 million, $382 million and $335 million for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

Year 2000 Date Conversion

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with dealers, financial institutions, software vendors and others with which it conducts business to help them identify and resolve the year 2000 issue. If necessary modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material effect on the operations of the Company. The total cost associated with the required modifications and conversions is not known at this time, however, it is not expected to be material to the Company's financial position and is being expensed as incurred.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Based on current accounting standards, this new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective January 1, 1998, as required.

In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard effective January 1, 1998, as required.

               Chrysler Financial Corporation and Subsidiaries

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   ----------------------------------------------------------

Derivative Financial Instruments

The Company is exposed to market risks, including fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. The Company has established policies, procedures, and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks are managed by entering into securitization transactions, issuing debt obligations with appropriate price and term characteristics, and utilizing derivative financial instruments. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

The Company uses several techniques, including market value, static gap analysis and value at risk, to assess the market risk of its derivative financial instruments. The Company has included all financial assets and liabilities, including those owned and securitized, in its value at risk model. Value at risk measures potential losses of a portfolio from adverse changes in market factors for a specified time period and confidence level. The Company uses a historical simulation model in its calculation of value at risk. The model uses a 95 percent confidence level and a three-month time horizon ending December 31, 1997 to measure the potential loss in fair value that could arise from changes in market conditions. The model also takes into account actual observed correlations and diversification across market factors, including interest rates and currencies.

The Company uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage the Company's asset/liability match. The Company's interest rate swap portfolio is an integral element of its risk management policy, and as such, all swaps are linked to an underlying debt or securitization obligation.

Based on the Company's overall interest rate exposure at December 31, 1997, fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows.

Exposure to variability in foreign exchange rates is mitigated through the use of natural hedges, whereby the lending and funding requirements are both managed in the home currency of such countries. In the past, the Company entered into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific funding transactions. As of December 31, 1997, there were no outstanding currency exchange agreements.

Based on the Company's overall currency rate exposure at December 31, 1997, movements in currency rates would not materially affect the financial position of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

               Chrysler Financial Corporation and Subsidiaries

                    Consolidated Statement of Net Earnings

                           (in millions of dollars)

                                                                  Year Ended December 31,
                                                                  -----------------------

                                                                   1997     1996     1995
                                                                   ----     ----     ----
Finance Revenue (Notes 1 and 11):
  Automotive:
  Retail (Note 3)                                                $  728   $  710    $ 718
  Wholesale and other (Note 3)                                      455      579      643
  Vehicles leased - rents and fees (Notes 5 and 9)                  346      242      104
  Nonautomotive                                                     119      132      156
                                                                  -----    -----    -----
  Total finance revenue                                           1,648    1,663    1,621

Interest expense (Note 6)                                           816      797      910
Depreciation on vehicles leased (Note 1)                            169       92       46
                                                                  -----    -----    -----
Net margin                                                          663      774      665

Other Revenues:
 Servicing fee income  (Note 1)                                     322      299      271
 Insurance premiums earned (Note 7)                                 117      128      140
 Investment and other income (Note 3)                               567      391      407
                                                                  -----    -----    -----
  Net margin and other revenues                                   1,669    1,592    1,483
                                                                  -----    -----    -----

Costs and Expenses:
 Operating and other expenses                                       501      523      508
 Provision for credit losses (Notes 1 and 2)                        443      387      342
 Insurance losses and loss adjustment expenses (Notes 1 and 7)       88       96      111
                                                                  -----    -----    -----
  Total costs and expenses                                        1,032    1,006      961
                                                                  -----    -----    -----

Earnings before income taxes                                        637      586      522

Provision for income taxes (Note 8)                                 218      210      183
                                                                  -----    -----    -----

Net Earnings                                                     $  419   $  376    $ 339
                                                                 ======   ======    =====

See Notes to Consolidated Financial Statements.


               Chrysler Financial Corporation and Subsidiaries
                          Consolidated Balance Sheet
                           (in millions of dollars)

                                                                December 31,
                                                              ----------------
                                                                1997     1996
                                                              -------  -------
Assets (Note 1):

Finance receivables - net (Note 2) .......................    $10,926  $11,158
Retained interests in sold receivables - net
  (Notes 2 and 3) ........................................      3,111    3,153
                                                              -------  -------

  Total finance receivables and retained interests -
    net ..................................................     14,037   14,311

Cash and cash equivalents (Note 4) .......................        380      230
Marketable securities (Note 4) ...........................        408      472
Vehicles leased - net (Note 5) ...........................      1,736      614
Dealership properties leased - net (Note 5) ..............        281      319
Repossessed collateral ...................................         76      146
Loans and other amounts due from affiliated companies
  (Note 11)...............................................      1,705      859
Other assets .............................................        698      582
                                                              -------  -------
Total Assets .............................................    $19,321  $17,533
                                                              =======  =======

Liabilities (Note 1):

Debt (Note 6) ............................................    $12,718  $11,245
Accounts payable, accrued expenses and other (Note 7) ....      1,474    1,372
Deferred income taxes (Note 8) ...........................      1,832    1,628
                                                              -------  -------
  Total Liabilities ......................................     16,024   14,245
                                                              -------  -------

Commitments and contingent liabilities (Notes 3, 7
  and 9)..................................................

Shareholder's Investment (Note 10):

 Common stock - par value $100 per share:
  Authorized, issued and outstanding 250,000 shares ......         25       25
 Additional paid-in capital ..............................      1,168    1,168
 Retained earnings .......................................      2,104    2,095
                                                              -------  -------
   Total Shareholder's Investment ........................      3,297    3,288
                                                              -------  -------
Total Liabilities and Shareholder's Investment ...........    $19,321  $17,533
                                                              =======  =======




See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                     Consolidated Statement of Cash Flows
                           (in millions of dollars)

                                                                   Year Ended December 31,
                                                              --------------------------------
                                                                1997         1996        1995
                                                              --------    --------    --------
Cash Flows From Operating Activities:
 Net earnings .............................................   $    419    $    376    $    339
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Gains from receivable sales net of amortization
    (Note 3) ..............................................        (64)        (21)        (10)
   Net loss (gain) from sales of nonautomotive assets .....       --             9         (12)
   Provision for credit losses ............................        443         387         342
   Depreciation and amortization ..........................        191         118          88
   Change in deferred income taxes and income taxes payable        201         136         (62)
   Change in amounts due to/from affiliated companies .....         39         143         136
   Change in accounts payable, accrued expenses and other .        193         (65)         58
                                                              --------    --------    --------
 Net cash provided by operating activities ................      1,422       1,083         879
                                                              --------    --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables ......................    (75,679)    (73,170)    (75,472)
 Collections of finance receivables .......................     26,118      21,784      29,105
 Sales of finance receivables .............................     49,167      50,743      44,912
 Purchases of marketable securities (Note 4) ..............     (1,918)     (1,910)     (2,189)
 Sales and maturities of marketable securities ............      1,988       3,096       2,386
 Change in loans to affiliated companies (Note 11) ........       (885)       (864)       --
 Purchases of vehicles leased .............................     (1,446)       (366)       (321)
 Sales of vehicles leased .................................        116          59          16
 Sales of nonautomotive assets ............................       --           225          94
 Change in cash and investments held by securitization
   trust ..................................................        145         (86)        100
 Other ....................................................         64          32          29
                                                              --------    --------    --------
 Net cash used in investing activities ....................     (2,330)       (457)     (1,340)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes ...............................        354         181      (1,880)
 Issuance of term debt ....................................      3,965       1,163       4,281
 Repayment of term debt ...................................     (3,076)     (1,962)     (1,143)
 Change in bank borrowings - International ................        127          90        --
 Payment of dividends .....................................       (415)       (382)       (335)
 Other ....................................................        103          38        (160)
                                                              --------    --------    --------
 Net cash provided by (used in) financing activities ......      1,058        (872)        763
                                                              --------    --------    --------

Change in cash and cash equivalents .......................        150        (246)        302
Cash and cash equivalents at beginning of year ............        230         476         174
                                                              --------    --------    --------
Cash and Cash Equivalents at End of Year ..................   $    380    $    230    $    476
                                                              ========    ========    ========

The Company acquired $1.0 billion and $250 million of marketable securities in non-cash transactions relating to the securitization of retail receivables in 1996 and 1995, respectively.


See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Chrysler Financial Corporation and its consolidated subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated. Chrysler Financial Corporation's common shares are owned by Chrysler Corporation (together with its subsidiaries "Chrysler"). Amounts for prior years have been reclassified to conform with the current year's classifications.

Nature of Operations

The Company is a financial services organization that principally provides consumer and dealer automotive financing. The Company provides retail and lease financing for vehicles, dealer inventory and other financing needs, dealer property and casualty insurance, and dealership facility development and management primarily for Chrysler dealers and their customers. The principal markets for the Company's automotive financial products and services are the United States and Canada. The Company also provides automotive financial products and services in Europe and Asia. The Company's nonautomotive operations consist of leveraged lease investments and other commercial loans.

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

Receivable Sales

The Company sells significant amounts of automotive retail and wholesale receivables in transactions subject to limited credit risk. The Company generally sells its receivables to a trust and remains as servicer for which it is paid a servicing fee. Servicing fees are earned on a level yield basis over the remaining terms of the related sold receivables. In a subordinated capacity, the Company retains residual cash flows, a limited interest in the principal of the sold receivables, and certain cash deposits provided as credit enhancements for investors.

Gains or losses from the sales of finance receivables are recognized in the period in which such sales occur. In determining the gain or loss for each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. Since the allowance for credit losses is provided prior to receivable sales, gains from receivable sales are not reduced for expected credit losses. Gains or losses are reflected under the caption, "Investment and other income."

Effective January 1, 1997, the Company adopted the SFAS No. 125, which requires retail and wholesale receivable sales occuring after December 31, 1996 to be accounted for as sales when legal and effective control over transferred receivables is surrendered.

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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Lease Transactions

Leasing operations consist of operating leases of vehicles and leveraged leases of major equipment and real estate, all of which are accounted for in accordance with the classification of the leases. The related revenue is recorded as finance revenue. Leased vehicle revenue is recognized and depreciation is provided on a straight-line basis over the lease term.

The Company has significant investments in the residual values of its leasing portfolios. These residual values represent estimates of the value of the leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are not impaired.

Allowance for Credit Losses

An allowance for credit losses is generally established during the period in which retail receivables or vehicles leased are acquired. The allowance for credit losses is maintained at a level deemed appropriate, based primarily on loss experience. Other factors affecting collectibility are also evaluated, and appropriate adjustments are recorded. Retail automotive receivables and vehicles leased are charged to the allowance for credit losses net of the estimated value of repossessed collateral at the time of repossession. Nonautomotive finance receivables are reduced to the estimated fair value of the collateral when loans are deemed to be impaired.

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

Cash Equivalents

Temporary investments with a maturity of less than three months when purchased are considered to be cash equivalents.

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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (Note 13)

The Company uses derivative financial instruments to manage funding costs and exposures arising from fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

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

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 2 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
Automotive:
 Retail (Note 11) ...........................   $  3,621    $  4,710
 Wholesale and other (Note 11) ..............      3,252       3,755
 Retained senior interests in sold
   wholesale receivables (1) ................      1,511         677
                                                --------    --------
  Total automotive ..........................      8,384       9,142
                                                --------    --------
Nonautomotive:
 Leveraged leases ...........................      2,572       1,952
 Commercial .................................        143         252
                                                --------    --------
  Total nonautomotive .......................      2,715       2,204
                                                --------    --------
Total finance receivables ...................     11,099      11,346
Allowance for credit losses (2) .............       (173)       (188)
                                                --------    --------
 Total finance receivables - net ............   $ 10,926    $ 11,158
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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 2 - Finance Receivables and Retained Interests - Net (continued)

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                                 December 31,
                                             ------------------
                                               1997       1996
                                             --------   -------
Cash and investments .....................   $   361    $   506
Subordinated interests in receivables ....     2,843      2,543
Residual cash flows* .....................       284        202
Other ....................................      --          237
Allowance for credit losses ..............      (377)      (335)
                                             -------    -------
 Total retained interests in sold
   receivables - net .....................   $ 3,111    $ 3,153
                                             =======    =======

* Residual cash flows approximate fair market value as of December 31, 1997.


Changes in the allowance for credit losses, including vehicles leased and receivables sold subject to credit risk, were as follows (in millions of dollars):

                                              Year Ended December 31,
                                             ------------------------
                                              1997     1996     1995
                                             -----    -----    -----
Balance at beginning of year .............   $ 526    $ 578    $ 512
Provision for credit losses ..............     443      387      342
Net credit losses ........................    (409)    (393)    (252)
Reduction due to sale of
  nonautomotive assets ...................    --        (40)    --
Other adjustments ........................      (1)      (6)     (24)
                                             -----    -----    -----
  Balance at end of year .................   $ 559    $ 526    $ 578
                                             =====    =====    =====

Nonearning finance receivables and nonearning receivables sold subject to credit risk totaled $238 million and $263 million at December 31, 1997 and 1996, respectively, which represents 0.7 percent and 0.8 percent of such receivables outstanding, respectively.

Maturities of finance receivables at December 31, 1997, are as follows: 1998
- $5,527 million; 1999 - $935 million; 2000 - $1,149 million; 2001 - $515 million; 2002 - $455 million; thereafter - $2,518 million. Actual cash flow experience will vary from contractual maturities due to future receivable sales, prepayments and charge-offs.

The Company's investment in leveraged leases included in "Finance receivables
- net" and related deferred income taxes and commitments, were as follows (in millions of dollars):

                                                  December 31,
                                               ------------------
                                                 1997       1996
                                               -------    -------
Rentals receivable (net of principal and
  interest on nonrecourse debt) ............   $ 3,207    $ 2,015
Residual values ............................       905        923
Unearned income ............................    (1,462)      (903)
Deferred investment tax credits ............       (78)       (83)
                                               -------    -------
 Net receivables ...........................     2,572      1,952
Deferred income taxes and commitments ......    (1,897)    (1,626)
                                               -------    -------
 Net investment in leveraged leases ........   $   675    $   326
                                               =======    =======

                                      19

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 3 - Sales of Receivables

The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                                         December 31,
                                      -----------------
                                        1997      1996
                                      -------   -------
Retail ............................   $16,096   $15,048
Wholesale .........................     7,187     8,014
                                      -------   -------
 Total ............................   $23,283   $23,062
                                      =======   =======


Gains, net of related amortization, recognized from the sales of receivables were as follows (in millions of dollars):

                                       Year Ended December 31,
                                      -----------------------
                                       1997     1996     1995
                                      -----    -----    -----
Retail:
 Gross gains on sales .............   $ 204    $ 169    $ 122
 Amortization .....................    (168)    (148)    (112)
                                      -----    -----    -----
 Net gains ........................   $  36    $  21    $  10
                                      =====    =====    =====
Wholesale:
 Gross gains on sales .............   $ 170    $--      $--
 Amortization .....................    (142)    --       --
                                      -----    -----    -----
 Net gains ........................   $  28    $--      $--
                                      =====    =====    =====
Total:
 Gross gains on sales .............   $ 374    $ 169    $ 122
 Amortization .....................    (310)    (148)    (112)
                                      -----    -----    -----
 Net gains ........................   $  64    $  21    $  10
                                      =====    =====    =====

Gains and losses from the sales of receivables are recognized in the period in which such sales occur, and are included in "Investment and other income." Amortization relating to these gains is recognized as an adjustment to "Finance Revenue" over the life of the sold receivables. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. The provision for credit losses related to such sales amounted to $268 million, $244 million and $180 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company began recognizing gains and losses on wholesale receivable sales pursuant to the implementation of the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 4 - Securities


Contractual maturities of marketable debt securities at December 31, 1997, were as follows (in millions of dollars):

                                                   Available-for-sale
                                                       Securities
                                                   ------------------
                                                             Fair
                                                      Cost   Value
                                                      ----   ----
Within one year ................................      $ 19   $ 19
After one year through five years ..............        93     95
After five years through ten years .............        76     77
After ten years ................................       142    148
                                                      ----   ----
 Total .........................................      $330   $339
                                                      ====   ====

The proceeds from sales of available-for-sale securities were $264 million, $138 million and $129 million for the years ended December 31, 1997, 1996 and 1995, respectively. The related realized gains and losses were immaterial.

The Company's portfolio of securities, which includes investments classified as marketable securities and cash equivalents was as follows (in millions of dollars):

                                                       December 31, 1997
                                               -------------------------------
                                                      Fair    Gross Unrealized
                                               Cost   Value   Gains    Losses
                                               ----   -----   -----  ---------
Available-for-sale securities:
 Bond - Corporate/Public Utility ............  $194   $200    $  8      $  2
        State/Municipal .....................    13     14       1        --
 Government securities - United States and
   Canada ...................................   110    112       3         1
 Short-term notes ...........................    13     13      --        --
                                               ----   ----    ----      ----
    Total debt securities ...................   330    339      12         3
      Common stocks .........................    45     49       5         1
      Preferred stocks ......................    19     20       1        --
                                               ----   ----    ----      ----
       Total available-for-sale securities ..   394    408    $ 18      $  4
                                                              ====      ====
Cash equivalents ............................   143    143
                                               ----   ----
    Total securities ........................  $537   $551
                                               ====   ====

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 4 - Securities (continued)

                                                      December 31, 1996
                                               -------------------------------
                                                      Fair    Gross Unrealized
                                               Cost   Value   Gains    Losses
                                               ----   -----   -----  ---------
Available-for-sale securities:
 Bond - Corporate/Public Utility ............  $111   $114    $  5      $  2
        State/Municipal .....................    50     51       1        --
 Government securities - United States and
   Canada ...................................   156    157       3         2
 Short-term notes ...........................    37     37      --        --
 Asset-backed securities* ...................    72     72      --        --
                                               ----   ----    ----      ----
    Total debt securities ...................   426    431       9         4
      Common stocks .........................    13     13      --        --
      Preferred stocks ......................    27     28       1        --
                                               ----   ----    ----      ----
       Total available-for-sale securities ..   466    472    $ 10      $  4
                                                              ====      ====
Cash equivalents ............................    38     38
                                               ----   ----
    Total securities ........................  $504   $510
                                               ====   ====

*Money market notes purchased from trusts established in connection with the Company's securitization of retail receivables.


The Company had $408 million and $400 million of marketable securities limited for use in its insurance operations in accordance with various statutory requirements at December 31, 1997 and 1996, respectively.

Note 5 - Vehicles Leased and Dealership Properties Leased - Net

"Vehicles leased - net" was as follows (in millions of dollars):

                                           December 31,
                                         ---------------
                                          1997      1996
                                         -----     -----
Vehicles at cost .....................   $1,995    $ 743
Accumulated depreciation .............     (250)    (126)
Allowance for credit losses ..........       (9)      (3)
                                         ------    -----
 Vehicles leased - net ...............   $1,736    $ 614
                                         ======    =====

Future minimum rentals on vehicles leased at December 31, 1997 are as follows: 1998 - $333 million; 1999 - $211 million; 2000 - $52 million; and 2001 - $3 million.

"Dealership properties leased - net" was as follows (in millions of dollars):

                                            December 31,
                                           --------------
                                            1997     1996
                                           -----    -----
Dealership properties at cost ..........   $ 398    $ 441
Accumulated depreciation ...............    (117)    (122)
                                           -----    -----
 Dealership properties leased - net ....   $ 281    $ 319
                                           =====    =====

Future minimum rentals on dealership properties leased at December 31, 1997 are as follows: 1998 - $39 million; 1999 - $33 million; 2000 - $23 million; 2001 - $16 million; 2002 - $8 million; and thereafter - $10 million.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 6 - Debt

Average effective costs of borrowing were as follows:

                                       Year Ended December 31,
                            --------------------------------------------------
                                      1997                       1996
                            -----------------------    -----------------------
                            Short-                     Short-
                             Term     Term    Total     Term     Term    Total
                             Notes    Debt    Debt      Notes    Debt    Debt
                            ------    ----    -----    ------    ----    -----
United States operations..   6.1%     6.8%    6.7%      6.1%     6.9%    6.9%
Consolidated operations...   5.4%     6.8%    6.5%      5.6%     7.0%    6.9%



Debt outstanding at December 31, 1997 and 1996 was as follows (in millions of dollars):

                                         Weighted Average     December 31,
                                        Interest Rates* at  -----------------
Maturity                                December 31, 1997     1997     1996
--------                                ------------------  -------   -------
Short-term notes placed primarily
  in the open market:
   United States .....................                      $ 2,261   $ 2,008
   Canada ............................                          709       608
                                                            -------   -------
    Total short-term notes
      (primarily commercial paper) ...         5.5%           2,970     2,616
                                                            -------   -------

Bank borrowings - International ......         4.1%             217        90
                                                            -------   -------
Senior term debt:
 United States, due
  1997 ...............................                         --       2,877
  1998 ...............................         6.4%           2,309     2,309
  1999 ...............................         7.7%           2,719     1,531
  2000 ...............................         6.5%           1,845       788
  2001 ...............................         5.9%             401       376
  2002 ...............................         5.9%             465        40
  Thereafter .........................         5.7%             159         9
                                                            -------   -------
    Total United States ..............                        7,898     7,930
 Canada, due 1997-2001 ...............         5.8%           1,426       505
                                                            -------   -------
   Total senior term debt ............                        9,324     8,435
Other borrowings .....................         8.5%             207       104
                                                            -------   -------
 Total debt ..........................                      $12,718   $11,245
                                                            =======   =======

* The weighted average interest rates, including the effects of interest rate exchange agreements, have been calculated on the basis of rates in effect at December 31, 1997, including $906 million of variable rate senior term debt.

Interest paid by the Company for the years ended December 31, 1997, 1996 and 1995 amounted to $791 million, $788 million and $847 million, respectively.

The Company has contractual debt maturities at December 31, 1997, as follows:
1998 - $6.0 billion (including $3.0 billion of short-term notes with an average remaining term of 53 days); 1999 - $3.3 billion; 2000 - $2.3 billion; 2001 - $0.4 billion; 2002 - $0.5 billion; and thereafter - $0.2 billion.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 6 - Debt (continued)

The Company manages its exposure arising from changes in interest rates and currency exchange rates by utilizing derivative financial instruments (see
Note 13 - Financial Instruments).

Credit Facilities

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1998 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of December 31, 1997, no amounts were outstanding under these facilities.

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

The amounts reported as "Insurance premiums earned" are net of related ceded reinsurance premiums of $46 million, $49 million and $46 million for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts reported as "Insurance losses and loss adjustment expenses" are net of related reinsurance loss and loss adjustment expenses of $48 million, $28 million and $26 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Included in "Accounts payable, accrued expenses and other" are net unearned premiums and net reserves for insurance losses and loss adjustment expenses for the Company's property and casualty and life insurance operations, as follows (in millions of dollars):

                                                   December 31,
                                                  --------------
                                                   1997     1996
                                                  -----    -----
Direct and assumed unearned premiums ..........   $  50    $  58
Reinsurance ceded .............................      (5)      (6)
                                                  -----    -----
  Net unearned premiums .......................   $  45    $  52
                                                  =====    =====

Direct and assumed reserve for insurance
   losses and loss adjustment expenses ........   $ 225    $ 210
Reinsurance ceded .............................     (62)     (38)
                                                  -----    -----
  Net reserve for insurance losses and loss
    adjustment expenses .......................   $ 163    $ 172
                                                  =====    =====

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 7 - Reinsurance Arrangements and Property and Casualty Insurance Reserves (continued)

Changes in the net reserve for unpaid losses and loss adjustment expenses net of reinsurance, salvage and subrogation for the Company's property and casualty operations were as follows (in millions of dollars):

                                                 Year Ended December 31,
                                                ------------------------
                                                 1997     1996     1995
                                                -----    -----    -----
Balance at beginning of year (net of
  reinsurance ceded of $38 million,
  $33 million and $44 million) ..............   $ 172    $ 180    $ 177

Incurred related to:
 Current year ...............................     103      109      117
 Prior years ................................     (15)     (12)      (8)
                                                -----    -----    -----
  Total incurred ............................      88       97      109
                                                -----    -----    -----

Paid related to:
 Current year ...............................     (44)     (49)     (51)
 Prior years ................................     (53)     (56)     (55)
                                                -----    -----    -----
  Total paid ................................     (97)    (105)    (106)
                                                -----    -----    -----

Balance at end of year (net of
 reinsurance ceded of $62 million,
 $38 million and $33 million) ...............   $ 163    $ 172    $ 180
                                                =====    =====    =====


Note 8 - Income Taxes

The provision for income taxes included the following (in millions of dollars):

                                                 Year Ended December 31,
                                                ------------------------
                                                 1997     1996     1995
                                                -----    -----    -----
Current tax expense (credit):
 United States ..............................   $ (25)   $  56    $ 218
 State and local ............................       1       (3)      15
 Foreign ....................................      13       10       14
                                                -----    -----    -----
  Total current tax expense (credit) ........     (11)      63      247
                                                -----    -----    -----
Deferred tax expense (credit):
 United States ..............................     197      111      (71)
 State and local ............................      15       22        3
 Foreign ....................................      17       14        4
                                                -----    -----    -----
  Total deferred tax expense (credit) .......     229      147      (64)
                                                -----    -----    -----
Total provision for income taxes ............   $ 218    $ 210    $ 183
                                                =====    =====    =====

Income taxes in the amount of $11 million were refunded to the Company for the year ended December 31, 1997. Included in this amount were taxes refunded by Chrysler under the Tax Sharing Agreement of $20 million. Income taxes paid by the Company for the years ended December 31, 1996 and 1995 amounted to $4 million and $337 million, respectively. Included in these amounts were taxes refunded (net of taxes paid) by Chrysler under the Tax Sharing Agreement of $13 million in 1996 and taxes paid (net of refunds) to Chrysler under the Tax Sharing Agreement of $312 million in 1995.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 8 - Income Taxes (continued)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory income tax rate to earnings before income taxes, as follows (in millions of dollars):

                                            Year Ended December 31,
                                           -------------------------
                                            1997      1996      1995
                                           -----     -----     -----
Tax at U.S. statutory rate .............   $ 223     $ 205     $ 183
State and local income taxes ...........      10        12        12
Foreign income taxes ...................       6         5         8
Tax credits ............................     (14)       (6)       (2)
Purchase accounting adjustments ........    --        --          (6)
Leveraged lease rate adjustments .......      (6)       (5)       (5)
Other ..................................      (1)       (1)       (7)
                                           -----     -----     -----
 Total provision for income taxes ......   $ 218     $ 210     $ 183
                                           =====     =====     =====

Effective tax rate .....................    34.2%     35.8%     35.0%
Statutory tax rate .....................    35.0%     35.0%     35.0%

The tax-effected temporary differences which comprise deferred tax assets and liabilities were as follows (in millions of dollars):

                                                  December 31,
                               -----------------------------------------------
                                        1997                     1996
                               ---------------------     ---------------------
                               Deferred    Deferred       Deferred   Deferred
                                  Tax        Tax             Tax        Tax
                                Assets   Liabilities       Assets   Liabilities
                               --------  -----------     ---------  ----------
Nondeductible reserves ......  $  205      $  --         $  201       $  --
Leasing activities ..........    --          1,921         --           1,768
Depreciation ................    --              9         --               9
State and local taxes .......    --            141         --             127
Postretirement benefits
  other than pensions .......      23         --             23          --
Foreign currency exchange ...      34         --             29          --
Servicing transactions ......       5         --             40          --
Other .......................      45           73           59            76
                               ------      -------       ------       -------
 Total ......................  $  312      $ 2,144       $  352       $ 1,980
                               ======      =======       ======       =======

Note 9 - Commitments and Contingent Liabilities

Various legal actions are pending against the Company, some of which seek damages in large or unspecified amounts and other relief. Although such legal actions are subject to many uncertainties and the outcome of individual actions is not predictable with assurance, the Company believes these actions constitute routine litigation encountered in the normal course of business. Although the ultimate amount of liability with respect to such actions cannot be determined at December 31, 1997, the Company has reserves which it believes will be sufficient to cover these actions. After giving effect to these reserves, management believes the ultimate resolution of these actions will not have a material effect on the Company's financial position.

In connection with an agreement with a third party, the Company services a portfolio of retail leases. The Company is contingently liable for credit losses and certain residual value enhancements above agreed upon values. The Company records income as services are provided, and establishes reserves for its estimated liabilities, as appropriate. Net fees under this agreement are included in "Vehicles leased - rents and fees." At December 31, 1997, the Company is contingently liable under this agreement for approximately $57 million.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 9 - Commitments and Contingent Liabilities (continued)

The Company is obligated under terms of noncancelable operating leases for the majority of its office facilities and equipment, as well as for a number of dealership facilities which are subleased to Chrysler-authorized automotive dealers. These leases are generally renewable and provide that certain expenses related to the properties are to be paid by the lessee.

Future minimum lease commitments under the aforementioned leases with remaining terms in excess of one year at December 31, 1997 are as follows:
1998 - $45 million; 1999 - $39 million; 2000 - $32 million; 2001 - $27 million; 2002 - $19 million; and thereafter - $71 million. Future minimum lease commitments have not been reduced by minimum sublease rentals of $116 million due in the future under noncancelable subleases.

Rental expense for operating leases for the years ended December 31, 1997, 1996 and 1995 was $47 million, $47 million and $50 million, respectively. Sublease rentals of $37 million, $37 million and $40 million were received in 1997, 1996 and 1995, respectively.

At December 31, 1997, the Company had guaranteed obligations of Chrysler in the amount of $176 million related to international lines of credit.

The Company is contingently liable for interest rate risk under certain variable rate securitization transactions.

Note 10 - Shareholder's Investment

"Shareholder's Investment" is summarized as follows (in millions of dollars):

                                           Additional                 Total
                                  Common    Paid-In    Retained   Shareholder's
                                  Stock     Capital    Earnings    Investment
                                  ------   ---------   --------   -------------
Balance - December 31, 1994 ....   $25      $1,168      $2,080       $3,273

 Net earnings ..................    --        --           339          339
 Common stock dividends ........    --        --          (335)        (335)
 Net unrealized holding gains
   on securities ...............    --        --            25           25

                                   ---      ------      ------       ------
Balance - December 31, 1995 ....    25       1,168       2,109        3,302
                                   ---      ------      ------       ------

 Net earnings ..................    --        --           376          376
 Common stock dividends ........    --        --          (382)        (382)
 Net unrealized holding losses
   on securities ...............    --        --            (8)          (8)

                                   ---      ------      ------       ------
Balance - December 31, 1996 ....    25       1,168       2,095        3,288
                                   ---      ------      ------       ------

 Net earnings ..................    --        --           419          419
 Common stock dividends ........    --        --          (415)        (415)
 Net unrealized holding gains
  on securities ................    --        --             5            5

                                   ---      ------      ------       ------
Balance - December 31, 1997 ....   $25      $1,168      $2,104       $3,297
                                   ===      ======      ======       ======

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 11 - Transactions with Affiliates

The Company has an Income Maintenance Agreement with Chrysler. The agreement provides for payments to maintain the Company's required coverage of earnings available for fixed charges at 110 percent. No payments were required pursuant to the Income Maintenance Agreement for 1997, 1996 or 1995.

Gains and losses from translating assets and liabilities outside the United States to U.S. dollar equivalents are credited or charged to Chrysler in accordance with an agreement indemnifying the Company against losses incurred as a result of foreign exchange risks. Pursuant to this agreement, the Company charged Chrysler $15 million in 1997, $1 million in 1996 and paid approximately $1 million in 1995.

Pursuant to an agreement between Chrysler and Chrysler Realty Corporation, the Company received fees of $16 million in 1997, $19 million in 1996 and $22 million in 1995. The fees include charges for administrative services rendered in the management of dealership land and facilities, reimbursement of holding costs on vacant facilities, reimbursement of charges by the Company to dealer tenants for rent in amounts less than the Company pays as rent on certain leased facilities and for rent in amounts less than current market rent on certain owned facilities.

The Company provides financing related to programs sponsored by Chrysler for the sale and lease of Chrysler vehicles. Under these programs, interest rate differentials received from Chrysler are earned on a level yield basis over the term of the receivables, or if the related receivables are sold, unearned amounts are included in the calculation of gains or losses from the sale of retail receivables. The Company has an agreement with Chrysler for residual value support on certain retail leasing transactions.

The Company provided secured financing to Chrysler which was repaid during 1997. The outstanding balances under these agreements were $714 million at December 31, 1996. These amounts were included in "Finance receivables net" as "Retail."

In addition, the Company purchases trade receivables from Chrysler. The amount of purchased receivables outstanding was $0.6 billion and $1.4 billion at December 31, 1997 and 1996, respectively. These amounts were included in "Finance receivables - net" as "Wholesale and other."

During 1996, the Company executed a $1.1 billion secured revolving loan agreement with Chrysler Canada Ltd. ("CCL") to fund CCL's purchase of leased vehicles. At December 31, 1997, $817 million was outstanding compared to $432 million at December 31, 1996.

Chrysler had $932 million and $433 million of short-term borrowings from the Company at December 31, 1997 and 1996, respectively.

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

The Company and Chrysler have a support agreement in which Chrysler will reimburse the Company for actual credit losses in Mexico up to a specified amount. Reimbursement for credit losses will be recorded as a reduction to the Company's investment.

Revenues for affiliates accounted for 7%, 5% and 7% of total revenues for 1997, 1996 and 1995, respectively.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 12 - Employee Benefit Plans

Pension plans sponsored by Chrysler, which provide noncontributory and contributory benefits, cover substantially all of the employees of Chrysler Financial Corporation and certain of its consolidated subsidiaries. The noncontributory Chrysler Pension Plan provides benefits based on a fixed rate for each year of service. Additionally, the contributory Chrysler Salaried Employees' Retirement Plan provides benefits to salaried employees based on the employee's cumulative contributions, years of service during which employee contributions were made and employee's average salary during the consecutive five years in which salary was highest in the 15 years preceding retirement. Net pension expense was $9 million in 1997, $23 million in 1996 and $24 million in 1995 (including $9 million in 1996 and $17 million in 1995, in connection with voluntary early retirement programs offered in those years).

The Company provides health and life insurance benefits to substantially all of its U.S. and Canadian employees. Upon retirement from the Company, employees may become eligible for continuation of these benefits. However, benefits and eligibility rules may be modified periodically.

Note 13 - Financial Instruments

Derivative Financial Instruments

The Company uses derivative financial instruments with off-balance sheet risk in the normal course of business to manage funding costs and exposures arising from fluctuations in interest rates, variability in spread relationships (Prime to LIBOR spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. These derivative financial instruments consist primarily of interest rate swaps. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements. In the past, the Company entered into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific funding transactions. Notional amounts are used to measure the volume of derivative financial instruments and do not represent settlement exposure.

The Company uses interest rate swap agreements to change the characteristics of its fixed and variable rate exposures and to manage the Company's asset/liability match. The Company's interest rate swap portfolio is an integral element of its risk management policy and as such, all swaps are specific to a specific funding transaction.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 13 - Financial Instruments (continued)

The off-balance sheet interest rate derivatives and related financial instruments were as follows (in millions of dollars):

                                                                   Notional Amounts
                                                                    Outstanding and
                                                                 Weighted Average Rates
                                         Variable                     December 31,
Interest Rate Derivatives                  Rate       Maturing   ----------------------
and Related Financial Instruments        Indices      Through       1997        1996
---------------------------------      ------------   --------   ---------    ---------
Pay Fixed Interest Rate Swaps
 Short-term notes                                       1998      $  250       $  250
  Weighted average pay rate                                         9.08%        9.08%
  Weighted average receive rate        Money Market                 5.73%        5.59%

 Term notes                                             2000      $1,055       $  369
  Weighted average pay rate                                         5.88%        5.44%
  Weighted average receive rate           LIBOR                     5.89%        4.41%

Receive Fixed Interest Rate Swaps
 Term notes                                             2012      $  508       $1,436
  Weighted average pay rate               LIBOR                     6.02%        8.07%
  Weighted average receive rate                                     6.97%        9.03%

Variable Interest Rate Swaps
 Term notes                                             2000      $1,616       $1,611
  Weighted average pay rate               LIBOR                     5.83%        5.51%
  Weighted average receive rate          Fed Funds                  5.76%        5.62%

                                                                  ------       ------
Total notional amounts outstanding                                $3,429       $3,666
                                                                  ======       ======

The impact of interest rate derivatives on interest expense was not material in 1997, 1996 and 1995.

Prior to 1997, the Company entered into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific funding transactions. The Company hedged against borrowings denominated in currencies other than the borrowers' local currency. The borrowings were translated in the financial statements at the rates of exchange established under the related currency exchange agreement. As of December 31, 1997, there were no outstanding currency exchange agreements. The reported amount of such currency borrowings was $75 million at December 31, 1996. If the Company had not entered into currency exchange agreements, the recorded amount of debt would have been $22 million higher at December 31, 1996.

The Company's portfolio of currency derivative financial instruments at December 31, 1996, included 150 million Deutsche Marks which matured in 1997 with a weighted average interest rate of 6.63%. The contract or notional amount and the net unrealized gain as of December 31, 1996 were $75 million and $26 million, respectively.

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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 13 - Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in millions of dollars):

                                                     December 31,
                                        --------------------------------------
                                              1997                 1996
                                        -----------------    -----------------
                                        Carrying   Fair     Carrying    Fair
Balance Sheet financial instruments:     Amount    Value     Amount     Value
                                        --------  -------   --------   -------
Marketable securities ...............   $   408   $   408   $   472   $   472
Finance receivables - net (1) .......   $ 8,356   $ 8,345   $ 9,172   $ 9,167
Retained interests in sold
  receivables - net (2)..............   $ 3,111   $ 3,115   $ 3,153   $ 3,120
Debt (3) ............................   $12,718   $12,812   $11,267   $11,410
Currency exchange agreements (4) ....   $  --     $  --     $    22   $    26

(1) The carrying value of finance receivables - net excludes approximately $2,570 million and $1,986 million of leases classified as "Finance receivables - net" in the Company's Consolidated Balance Sheet at December 31, 1997 and 1996, respectively. December 31, 1997 and 1996 data includes approximately $3,929 million and $4,702 million, respectively, of finance receivables which reprice monthly at current market rates. The carrying value approximates fair value.

(2) Residual cash flows approximate fair market value as of December 31, 1997.

(3) December 31, 1997 and 1996 data includes approximately $4,781 million and $3,934 million, respectively, of short-term notes, term debt and other borrowings which reprice at current market rates.

(4) The carrying amount is recorded in the balance sheet as a net reduction in debt.

The carrying value of cash and cash equivalents and accounts payable approximates market value due to the short maturity of these instruments.


Derivative financial instruments with off-balance sheet risk were as follows (in millions of dollars):

                                                              December 31,
                                          ---------------------------------------------------
                                                    1997                       1996
                                          ------------------------   ------------------------
                                          Contract or   Unrealized   Contract or  Unrealized
                                           Notional        Gains       Notional     Gains
                                            Amount       (Losses)       Amount      (Losses)
                                          -----------   ----------   -----------  ----------
Aggregate unrealized gain positions:
 Interest rate swaps ...................    $  840        $  9         $1,246        $ 14
Aggregate unrealized loss positions:
 Interest rate swaps ...................     2,589         (13)         2,420         (22)
                                            ------         ---         ------        ----
  Total ................................    $3,429        $ (4)        $3,666        $ (8)
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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 13 - Financial Instruments (continued)

Finance Receivables - Net

The carrying value of variable rate finance receivables was assumed to approximate fair value since they are priced at current market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using rates at which loans of similar maturities would be made as of December 31, 1997 and 1996, respectively.

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

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 14 - Revenues, Earnings and Assets by Business Segment and
  Geographical Area

Revenues, earnings and assets of finance and insurance operations were as follows (in millions of dollars):

                                                            Year Ended December 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         -------   -------   --------
Finance revenue and other revenues:
 Finance operations ..................................   $ 2,491   $ 2,315   $  2,266
 Insurance operations ................................       163       166        173
                                                         -------   -------   --------
  Consolidated finance revenue and other revenues ....   $ 2,654   $ 2,481   $  2,439
                                                         =======   =======   ========

Earnings before income taxes:
 Finance operations ..................................   $   596   $   549   $    492
 Insurance operations ................................        41        37         30
                                                         -------   -------   --------
  Consolidated earnings before income taxes ..........   $   637   $   586   $    522
                                                         =======   =======   ========

                                                                December 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         -------   -------   --------
Assets:
 Finance operations ..................................   $18,869   $17,098   $ 17,405
 Insurance operations ................................       452       435        430
                                                         -------   -------   --------
  Consolidated assets ................................   $19,321   $17,533   $ 17,835
                                                         =======   =======   ========


Revenues, earnings and assets by geographical area were as follows (in millions of dollars):

                                                            Year Ended December 31,
                                                         ----------------------------
                                                           1997      1996       1995
                                                         -------   -------   --------
Revenues:
 United States .......................................   $ 2,321   $ 2,251   $  2,154
 Canada ..............................................       322       230        162
 Other ...............................................        11      --          123*
                                                         -------   -------   --------
  Consolidated revenues ..............................   $ 2,654   $ 2,481   $  2,439
                                                         =======   =======   ========

Earnings before income taxes:
 United States .......................................   $   569   $   530   $    495
 Canada ..............................................        67        56         37
 Other ...............................................         1      --          (10)*
                                                         -------   -------   --------
  Consolidated earnings before income taxes ..........   $   637   $   586   $    522
                                                         =======   =======   ========

                                                                  December 31,
                                                         ----------------------------
                                                            1997      1996       1995
                                                         -------   -------   --------
Assets:
 United States .......................................   $16,641   $16,090   $ 16,753
 Canada ..............................................     2,532     1,443        837
 Other ...............................................       148      --          245*
                                                         -------   -------   --------
  Consolidated assets ................................   $19,321   $17,533   $ 17,835
                                                         =======   =======   ========

* See Note 11

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 15 - Selected Quarterly Financial Data - Unaudited

Selected quarterly financial data for the years ended December 31, 1997 and 1996 were as follows (in millions of dollars):

                                         Year Ended December 31, 1997
                                     -------------------------------------
                                     First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------   -------   -------   -------
Total finance revenue .............   $413      $404      $395      $436
Interest expense ..................   $195      $204      $210      $207
Net margin and other revenues .....   $407      $390      $422      $450
Provision for credit losses .......   $100      $ 86      $111      $146
Provision for income taxes ........   $ 48      $ 53      $ 57      $ 60
Net earnings ......................   $ 93      $103      $111      $112


                                         Year Ended December 31, 1996
                                     -------------------------------------
                                     First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------   -------   -------   -------
Total finance revenue .............   $433      $414      $406      $410
Interest expense ..................   $216      $211      $178      $192
Net margin and other revenues .....   $376      $389      $396      $431
Provision for credit losses .......   $ 67      $ 88      $ 92      $140
Provision for income taxes ........   $ 56      $ 54      $ 50      $ 50
Net earnings ......................   $ 98      $101      $ 94      $ 83


               Chrysler Financial Corporation and Subsidiaries

-------    -------------------------------------------------------

RESPONSIBILITY FOR FINANCIAL REPORTING
--------------------------------------

The Company's management is responsible for preparing the financial statements in this Annual Report. This responsibility includes maintaining the integrity and objectivity of financial data and the presentation of the Company's results of operations and financial position in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgements.

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



s/DARRELL L. DAVIS                           s/THOMAS F. GILMAN
------------------                           ------------------
Darrell L. Davis                             Thomas F. Gilman
Chairman of the Board                        Vice President and Controller

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


INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of net earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Financial Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


s/ Deloitte & Touche L.L.P

January 22, 1998

                      THIS PAGE INTENTIONALLY LEFT BLANK

               Chrysler Financial Corporation and Subsidiaries

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURES
           -------------------------

There is nothing to report with regard to this item.


                                   PART III
                                   --------



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

(Omitted in accordance with General Instruction I.)


ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

(Omitted in accordance with General Instruction I.)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

(Omitted in accordance with General Instruction I.)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

(Omitted in accordance with General Instruction I.)

               Chrysler Financial Corporation and Subsidiaries

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------

     (a)     The following documents are filed as part of this report:

      1.     Financial Statements
             --------------------

             Financial statements filed as part of this Form 10-K are listed under Part II, Item 8 of this Form 10-K.

      2.     Financial Statement Schedules
             -----------------------------

             Independent Auditors' Report on Schedule (page 37 of Form 10-K)

             Schedule II - Valuation and qualifying accounts and reserves (page 63 of Form 10-K)

             Notes:

            (A) Separate Company financial statements of Chrysler Financial Corporation for the years ended December 31, 1996, 1995 and 1994 are omitted as not required under instructions contained in Regulation S-X.

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
             - continued
             -----------

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
             - continued
             -----------

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
             - continued
             -----------

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
             - continued
             -----------

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

10-U Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
             - continued
             -----------

10-V Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-W Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-X Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Y Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-Z Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-AA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-BB Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-CC Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian.

10-DD Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-EE Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-FF Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-II Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-JJ Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-KK Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-LL Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-MM Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-NN Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-OO Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-PP Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-QQ Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-RR Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-SS Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-TT Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-UU Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-VV Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-WW Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-XX Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-YY Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-ZZ Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-AAA Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-BBB Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-CCC Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-DDD Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-EEE Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-FFF Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-GGG Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-HHH Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-JJJ Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKK Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-LLL Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-MMM Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-NNN Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-PPP Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-QQQ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRR Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-SSS Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-TTT Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-UUU Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-VVV Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

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

10-XXX Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YYY Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-AAAA Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-BBBB Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-CCCC Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-DDDD Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-EEEE Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-FFFF Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-GGGG Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc.

10-HHHH Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-IIII Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-JJJJ Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-KKKK Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-MMMM Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-OOOO Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-PPPP Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-QQQQ Copy of Receivable Sales Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-RRRR Copy of Certificate of Trust of Premier Auto Trust 1997-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-SSSS Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-TTTT Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-UUUU Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-VVVV Copy of Certificate of Trust of Premier Auto Trust 1997-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-WWWW Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

10-XXXX Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-YYYY Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-ZZZZ Copy of Receivable Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent.

10-AAAAA Copy of Receivable Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent.

10-BBBBB Copy of Receivable Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent.

10-CCCCC Copy of Receivable Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23          Consent of Deloitte & Touche LLP

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------    ----------------------------------------------------------------
            - continued
            -----------

     (b) The registrant filed the following report on Form 8-K during the quarter ended December 31, 1997:

         Date of Report                  Date Filed             Item Reported
         --------------                  ----------             -------------
         November 20, 1997               November 20, 1997          5

         Financial Statements Filed
         --------------------------

         None


                  THIS PAGE INTENTIONALLY LEFT BLANK

               Chrysler Financial Corporation and Subsidiaries


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CHRYSLER FINANCIAL CORPORATION



By
s/D. L. DAVIS                   Chairman of the Board      January 23, 1998
____________________________
D. L. Davis



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal executive officer:



s/D. L. DAVIS               Chairman of the Board          January 23, 1998
____________________________
D. L. Davis



Principal funding officer:



s/D. M. CANTWELL            Vice President and Treasurer   January 23, 1998
____________________________
D. M. Cantwell



Principal accounting officer:



s/T. F. GILMAN              Vice President and Controller  January 23, 1998
____________________________
T. F. Gilman

                      THIS PAGE INTENTIONALLY LEFT BLANK

               Chrysler Financial Corporation and Subsidiaries

                            ----------------------


THOMAS P. CAPO*                        Director          January 23, 1998
Thomas P. Capo


DARRELL L. DAVIS*                      Director          January 23, 1998
Darrell L. Davis


REX L. FRANSON*                        Director          January 23, 1998
Rex L. Franson


WILLIAM J. O'BRIEN III*                Director          January 23, 1998
William J. O'Brien III


GARY C. VALADE*                        Director          January 23, 1998
Gary C. Valade


*By

s/B. C. BABBISH
__________________
B. C. Babbish
Attorney-in-Fact
January 23, 1998

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

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the consolidated financial statements of Chrysler Financial Corporation (a subsidiary of Chrysler Corporation) and consolidated subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 22, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Chrysler Financial Corporation and consolidated subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



s/ Deloitte & Touche L.L.P.

January 22, 1998

                      THIS PAGE INTENTIONALLY LEFT BLANK



               Chrysler Financial Corporation and Subsidiaries

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (in millions of dollars)
                                -------------------------------------------------------------------------------------


            Column A                        Column B                    Column C                    Column D       Column E
                                                                        Additions
                                                                        Charged to
                                                                 ------------------------
                                           Balance at            Charged to                             Other         Balance
                                            Beginning             Costs and     Accounts-            Deductions-      at End
                                            Of Period             Expenses      Describe              Describe       of Period
                                          -----------            ----------     --------             ----------      ---------
YEAR ENDED DECEMBER 31, 1997

Net reserve for insurance losses
  and loss adjustment expenses                $172                  $ 88          $ --                  $ 97(a)        $163

YEAR ENDED DECEMBER 31, 1996

Net reserve for insurance losses
  and loss adjustment expenses                $183                  $ 96          $ --                  $107(a)        $172

YEAR ENDED DECEMBER 31, 1995

Net reserve for insurance losses
  and loss adjustment expenses                $181                  $111          $ --                  $109(a)        $183


NOTES:

(a)  Primarily reductions for claims settled

                      THIS PAGE INTENTIONALLY LEFT BLANK

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

------------------------

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

------------------------

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

               Chrysler Financial Corporation and Subsidiaries

------------------------

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

------------------------

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

10-U Copy of Amended and Restated Trust Agreement, dated as of May 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-V Copy of Indenture, dated as of May 1, 1994, between Premier Auto Trust 1994-2 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-2. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-2 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-W Copy of Amended and Restated Trust Agreement, dated as of June 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank, Delaware, with respect to Premier Auto Trust 1994-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-X Copy of Indenture, dated as of June 1, 1994, between Premier Auto Trust 1994-3 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-3. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-3 for the quarter ended June 30, 1994, and incorporated herein by reference.

10-Y Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial
            Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-Z Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-AA Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-BB Copy of Receivables Purchase Agreement, dated as of December 15, 1994, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V. as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-JJJ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-CC Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997, between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian.

10-DD Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Pure Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of December 16, 1997.

10-EE Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-FF Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-II Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries
               -----------------------------------------------

EXHIBIT INDEX- continued
------------------------

10-JJ Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-KK Copy of Receivables Purchase Agreement, dated as of February 28, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company and ABN AMRO Bank, N.V., with respect to the sale of retail automotive receivables to Windmill Funding Corporation. Filed as Exhibit 10-GGGG to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended March 31, 1995, and incorporated herein by reference.

10-LL Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-MM Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-NN Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-OO Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-PP Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-QQ Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-RR Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-SS Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-TT Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-UU Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-VV Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as
            Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-WW Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-XX Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-YY Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-ZZ Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-AAA Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-BBB Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-CCC Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-DDD Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-EEE Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-FFF Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-GGG Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-HHH Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-JJJ Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKK Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-LLL Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-MMM Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-NNN Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-PPP Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-QQQ Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRR Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-SSS Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-TTT Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries
               -----------------------------------------------

EXHIBIT INDEX- continued
------------------------

10-UUU Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-VVV Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-XXX Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YYY Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZZ Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-AAAA Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-BBBB Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-CCCC Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-DDDD Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-EEEE Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-FFFF Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-GGGG Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc.

10-HHHH Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-IIII Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-JJJJ Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-KKKK Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-LLLL Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-MMMM Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-OOOO Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-PPPP Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-QQQQ Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-RRRR Copy of Certificate of Trust of Premier Auto Trust 1997-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-SSSS Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-TTTT Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-UUUU Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-VVVV Copy of Certificate of Trust of Premier Auto Trust 1997-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-WWWW Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-XXXX Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-YYYY Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-ZZZZ Copy of Receivable Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent.

10-AAAAA Copy of Receivable Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent.

10-BBBBB Copy of Receivable Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent.

10-CCCCC Copy of Receivable Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation Enterprise as a Whole Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

23          Consent of Deloitte & Touche LLP.

24 Power of Attorney, to which signatures of directors of Chrysler Financial Corporation have been affixed to this Annual Report on Form 10-K.