Form 10-Q
period 1998-03-31
CHRYSLER FINANCIAL CORP
filed 1998-04-09
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934.

For the quarterly period ended       March 31, 1998
                               -------------------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from __________  to __________

Commission file number      1-5966
                       ----------------

                        Chrysler Financial Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of Michigan                                     38-0961430
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

27777 Franklin Road, Southfield, Michigan                    48034-8286
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (248) 948-3067
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

The registrant had 250,000 shares of common stock outstanding as of March 31, 1998.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

               Chrysler Financial Corporation and Subsidiaries

                         PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K Report").

ITEM 1.  FINANCIAL STATEMENTS

               Chrysler Financial Corporation and Subsidiaries
                   Consolidated Statement of Net Earnings
                          (in millions of dollars)

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                      1998        1997
                                                      ----        ----
                                                        (unaudited)
Finance Revenue:
 Automotive:
  Retail (Note 2)                                     $148        $167
  Wholesale and other (Note 2)                         129         154
  Vehicles leased - rents and fees                     109          71
 Nonautomotive                                          38          21
                                                      ----        ----
  Total finance revenue                                424         413

Interest expense                                       218         195
Depreciation on vehicles leased                         71          28
                                                      ----        ----

Net margin                                             135         190

Other Revenues:
 Servicing fee income                                   85          80
 Insurance premiums earned                              31          30
 Investment and other income (Note 2)                  160         107
                                                      ----        ----
  Net margin and other revenues                        411         407
                                                      ----        ----

Costs and Expenses:
 Operating and other expenses                          128         143
 Provision for credit losses                            99         100
 Insurance losses and loss adjustment expenses          24          23
                                                      ----        ----
  Total costs and expenses                             251         266
                                                      ----        ----

Earnings before income taxes                           160         141

Provision for income taxes                              52          48
                                                      ----        ----

Net Earnings                                          $108        $ 93
                                                      ====        ====

             Consolidated Statement of Shareholder's Investment
                          (in millions of dollars)

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                      1998        1997
                                                      ----        ----
                                                        (unaudited)

Balance at beginning of period                       $ 3,297    $ 3,288
Net earnings                                             108         93
Common stock dividends                                  (107)       (85)
Net unrealized holding gains (losses)
  on securities                                            6         (5)
                                                     -------    -------
Balance at end of period                             $ 3,304    $ 3,291
                                                     =======    =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                         Consolidated Balance Sheet
                           (in millions of dollars)

                                         March 31,   December 31,    March 31,
                                            1998         1997          1997
                                         ---------   ------------    ---------
                                        (unaudited)                 (unaudited)
Assets:

Finance receivables - net (Note 1)        $12,542      $10,926        $12,065
Retained interests in sold
  receivables - net (Note 1)                3,259        3,111          3,335
                                          -------      -------        -------

 Total finance receivables and
  retained interests - net                 15,801       14,037         15,400

Cash and cash equivalents                     468          380            572
Marketable securities                         427          408            397
Vehicles leased - net                       2,214        1,736            771
Dealership properties leased - net            271          281            315
Repossessed collateral                         56           76            141
Loans and other amounts due from
  affiliated companies                      1,300        1,705            673
Other assets                                  692          698            561
                                          -------      -------        -------

Total Assets                              $21,229      $19,321        $18,830
                                          =======      =======        =======


Liabilities:

Debt (Note 3)                             $14,751      $12,718        $12,739
Accounts payable, accrued expenses
  and other                                 1,269        1,474          1,162
Deferred income taxes                       1,905        1,832          1,638
                                          -------      -------        -------

 Total Liabilities                         17,925       16,024         15,539

Shareholder's Investment                    3,304        3,297          3,291
                                          -------      -------        -------

Total Liabilities and Shareholder's
  Investment                              $21,229      $19,321        $18,830
                                          =======      =======        =======

See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Cash Flows
                          (in millions of dollars)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998        1997
                                                       ----        ----
                                                           (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                        $    108    $     93
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Gains from receivable sales net of amortization        (17)        (13)
   Provision for credit losses                             99         100
   Depreciation and amortization                           75          33
   Change in deferred income taxes and
     income taxes payable                                  70          11
   Change in amounts due to/from affiliated
     companies                                            (75)         21
   Change in accounts payable, accrued expenses
     and other                                           (172)       (195)
                                                     --------    --------

 Net cash provided by operating activities                 88          50
                                                     --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                  (18,792)    (19,904)
 Collections of finance receivables                     6,425       7,968
 Sales of finance receivables                          10,538      10,783
 Purchases of marketable securities                      (838)       (787)
 Sales and maturities of marketable securities            828         856
 Change in loans to affiliated companies                  480         165
 Purchases of vehicles leased                            (573)       (209)
 Sales of vehicles leased                                  27          19
 Change in cash and investments held by
   securitization trust                                    12         (16)
 Other                                                    (33)          8
                                                     --------    --------

 Net cash used in investing activities                 (1,926)     (1,117)
                                                     --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes                               320         565
 Issuance of term debt                                  2,669       1,977
 Repayment of term debt                                  (889)     (1,096)
 Change in bank borrowings - International                 14          22
 Payment of dividends                                    (107)        (85)
 Other                                                    (81)         26
                                                     --------    --------

 Net cash provided by financing activities              1,926       1,409
                                                     --------    --------

Change in cash and cash equivalents                        88         342
Cash and cash equivalents at beginning of year            380         230
                                                     --------    --------

Cash and Cash Equivalents at End of Period           $    468    $    572
                                                     ========    ========

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                       March 31,   December 31,    March 31,
                                         1998          1997          1997
                                       ---------   ------------    ---------
                                      (unaudited)                 (unaudited)
Automotive:
 Retail                                 $  3,987    $  3,621      $  5,180
 Wholesale and other                       3,391       3,252         3,373
 Retained senior interests in sold
   wholesale receivables *                 2,650       1,511         1,533
                                        --------    --------      --------
  Total automotive                        10,028       8,384        10,086
                                        --------    --------      --------
Nonautomotive:
 Leveraged leases                          2,590       2,572         1,959
 Commercial                                  100         143           227
                                        --------    --------      --------
  Total nonautomotive                      2,690       2,715         2,186
                                        --------    --------      --------

Total finance receivables                 12,718      11,099        12,272
Allowance for credit losses                 (176)       (173)         (207)
                                        --------    --------      --------
 Total finance receivables - net        $ 12,542    $ 10,926      $ 12,065
                                        ========    ========      ========

* Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                       March 31,   December 31,    March 31,
                                         1998         1997           1997
                                       ---------   ------------    ---------
                                      (unaudited)                 (unaudited)

Cash and investments                    $   349     $   361       $   522
Subordinated interests in
  receivables                             2,977       2,843         2,687
Residual cash flows                         305         284           218
Other                                      --          --             234
Allowance for credit losses                (372)       (377)         (326)
                                        -------     -------       -------
 Total retained interests in sold
   receivables - net                    $ 3,259     $ 3,111       $ 3,335
                                        =======     =======       =======


The Company's total allowance for credit losses is as follows (in millions of dollars):

                                       March 31,   December 31,    March 31,
                                          1998         1997          1997
                                       ---------   ------------    ---------
                                      (unaudited)                 (unaudited)
Allowance for credit losses
  deducted from:
   Finance receivables                 $ 176         $ 173          $  207
   Retained interests in sold
    receivables                          372           377             326
   Vehicles leased                        14             9               6
                                       -----         -----          ------
    Total                              $ 562         $ 559          $  539
                                       =====         =====          ======

               Chrysler Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables

The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                        March 31,     December 31,    March 31,
                          1998           1997           1997
                       ---------      ------------    ---------
                       (unaudited)                   (unaudited)
Retail                   $ 16,301      $ 16,096        $ 14,563
Wholesale                   6,913         7,187           8,024
                         --------      --------        --------
 Total                   $ 23,214      $ 23,283        $ 22,587
                         ========      ========        ========

Gains, net of related amortization, recognized from the sales of receivables were as follows (in millions of dollars):

                                  Three Months Ended
                                       March 31,
                                  ------------------
                                   1998        1997
                                   ----        ----
                                      (unaudited)
Retail:
 Gross gains on sales              $  67      $  29
 Amortization                        (50)       (39)
                                   -----      -----
 Net gains                         $  17      $ (10)
                                   =====      =====

Wholesale:
 Gross gains on sales              $  42      $  37
 Amortization                        (42)       (14)
                                   -----      -----
 Net gains                         $ --       $  23
                                   =====      =====

Total:
 Gross gains on sales              $ 109      $  66
 Amortization                        (92)       (53)
                                   -----      -----
 Net gains                         $  17      $  13
                                   =====      =====

Gains and losses from the sales of receivables are recognized in the period in which such sales occur, and are included in "Investment and other income." Discount rates based on current market conditions at the time of sale and prepayment speed estimates based on historical data are used in the calculation of the gains and losses. Amortization relating to these gains is recognized as an adjustment to "Finance Revenue" over the life of the sold receivables. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. The provision for credit losses related to such sales amounted to $68 million and $35 million for the three months ended March 31, 1998 and 1997, respectively. The Company began recognizing gains and losses on wholesale receivable sales pursuant to the implementation of the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 3 - Debt

Debt outstanding was as follows (in millions of dollars):

                                         Weighted Average
                                         Interest Rates at       March 31,    December 31,    March 31,
Maturity                                  March 31, 1998           1998          1997            1997
--------                                 -----------------       ---------    ------------    ---------
                                                                (unaudited)                  (unaudited)
Short-term notes placed primarily in
  the open market:
    United States                                                $ 2,611        $ 2,261        $ 2,539
    Canada                                                           679            709            642
                                                                 -------        -------        -------
     Total short-term notes (primarily
      commercial paper)                        5.5%                3,290          2,970          3,181
                                                                 -------        -------        -------

Bank borrowings - International                4.0%                  231            217            112
                                                                 -------        -------        -------

Senior term debt:
    United States, due
      1997                                                          --             --            1,918
      1998                                     6.4%                1,591          2,309          2,309
      1999                                     7.6%                2,769          2,719          2,065
      2000                                     6.3%                2,377          1,845          1,328
      2001                                     5.9%                  956            401            386
      2002                                     6.4%                  565            465            339
      Thereafter                               5.8%                  779            159            109
                                                                 -------        -------        -------
      Total United States                                          9,037          7,898          8,454
    Canada, due 1997-2003                      5.6%                2,067          1,426            862
                                                                 -------        -------        -------
     Total senior term debt                                       11,104          9,324          9,316
    Other borrowings                           8.5%                  126            207            130
                                                                 -------        -------        -------
     Total debt                                                  $14,751        $12,718        $12,739
                                                                 =======        =======        =======


The Company has contractual debt maturities at March 31, 1998, as follows:
1998 - $5.4 billion (including $3.3 billion of short-term notes with an average remaining term of 39 days); 1999 - $3.4 billion; 2000 - $3.2 billion; 2001 - $1.4 billion; 2002 - $0.6 billion; and thereafter - $0.8 billion.

Credit Facilities

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1998 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of March 31, 1998, $2 million was outstanding under these facilities.

During the first quarter of 1998, the Company began the process of renegotiating the $2.0 billion credit facility which expires in April 1998.

               Chrysler Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 4 - New Accounting Standard

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                            1998       1997
                                            ----       ----
                                              (unaudited)
Net earnings                               $ 108       $ 93
Other comprehensive earnings (loss)            6         (5)
                                           -----       ----
 Total comprehensive earnings              $ 114       $ 88
                                           =====       ====

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $108 million for the first quarter ended March 31, 1998 and $93 million for the first quarter ended March 31, 1997. The increase in net earnings for the quarter ended March 31, 1998, primarily reflects higher gains from the sales of receivables and lower operating expenses. Net earnings for the first quarter of 1997 reflect a one-time benefit from the adoption of Statement of Financial Accounting Standards No. 125 (See Note 2 of the Consolidated Financial Statements).

Automotive volume totaled $20.6 billion for the first quarter ended March 31, 1998, compared with $21.7 billion in the comparable period of 1997. The decrease in automotive volume for the quarter ended March 31, 1998, primarily reflects lower levels of trade receivables purchased from Chrysler Corporation. United States penetration and the number of vehicles financed for the three months ended March 31, 1998 and 1997 were as follows:


                                   Three Months Ended
                                        March 31,
                                   ------------------
                                     1998      1997
                                     ----      ----
United States Penetration:
     Retail and lease                 26%       26%
     Wholesale                        66%       70%

Number of New Chrysler Vehicles
  Financed in the United States
  (in thousands):
     Retail and lease                149       149
     Wholesale                       445       454

Finance revenue totaled $424 million for the first quarter of 1998 compared to $413 million for the first quarter of 1997.

A comparison of the borrowing costs is shown in the following table (dollars in millions):

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                               1998       1997
                                               ----       ----
Interest expense                            $   218    $   195
Average borrowings                          $13,609    $11,919
Average effective costs of borrowings           6.4%       6.6%

The decline in the average effective borrowing costs for the first quarter of 1998 compared to the first quarter of 1997 primarily reflects lower market interest rates in Canada.

Depreciation on vehicles leased for the first quarter ended March 31, 1998, was $71 million compared to $28 million for the comparable period of 1997. The increase in depreciation expense was due to higher levels of vehicles leased in Canada and United States.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Review (continued)

Investment and other income increased to $160 million for the first quarter ended March 31, 1998, compared to $107 million in the comparable period of 1997. The increase in Investment and other income primarily reflects higher gains from sales of receivables.

Operating and other expenses totaled $128 million in 1998, compared to $143 million for the comparable period of 1997. The decrease in Operating and other expenses reflects improvements in the Company's automotive and nonautomotive businesses.

Provision for credit losses for the first quarter ended March 31, 1998, totaled $99 million, compared to $100 million for the comparable period of 1997.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the first quarter ended March 31, 1998 and 1997 was as follows (dollars in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              1998          1997
                                                              ----          ----
Net Credit Losses (Recoveries) - Finance Receivables:
     Automotive                                              $   96        $   85
     Nonautomotive                                               (2)            2
                                                             ------        ------
       Total                                                 $   94        $   87
                                                             ======        ======

Net Credit Losses (Recoveries) - Finance Receivables to
Average Gross Finance Receivables Outstanding:
     Automotive                                                1.09%         0.97%
     Nonautomotive                                            (0.15%)        0.32%
     Total                                                     0.96%         0.91%

During the first quarter of 1998, the Company experienced higher credit losses on automotive retail receivables. Company management attributes the credit losses to the combined effect of the credit mix of retail receivable originations and the increase in frequency of default and repossession necessitating an increase in the level of servicing and collection by the Company. While credit loss experience may continue, actions have been taken to improve credit mix, collections and servicing of the retail receivable portfolio. However, no assurance can be given as to future results.

The Company's allowance for credit losses totaled $562 million, $559 million and $539 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.53 percent at March 31, 1998, 1.60 percent at December 31, 1997, 1.53 percent at March 31, 1997.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Review (continued)

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $44.2 billion at March 31, 1998, $42.0 billion at December 31, 1997, and $41.3 billion at March 31, 1997. Receivables and leases serviced for others totaled $29.2 billion at March 31, 1998, $29.1 billion at December 31, 1997, and $28.2 billion at March 31, 1997.

Total assets at March 31, 1998, were $21.2 billion compared to $19.3 billion at December 31, 1997 and $18.8 billion at March 31, 1997. The increase in total assets is primarily attributable to the higher balance of finance receivables and vehicles leased offset by a decrease in loans and other amounts due from affiliated companies.

Total debt outstanding was $14.8 billion at March 31, 1998, $12.7 billion at December 31, 1997, and $12.7 billion at March 31, 1997. The Company's debt-to-equity ratio was 4.5 to 1 at March 31, 1998, 3.9 to 1 at December 31, 1997, and 3.9 to 1 at March 31, 1997.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first quarter of 1998 as the Company realized $2.2 billion of net proceeds from the sale of automotive retail receivables, compared to $1.4 billion of net proceeds in the same period of 1997. Securitization of revolving wholesale account balances provided funding which aggregated $5.9 billion and $6.8 billion at March 31, 1998 and 1997, respectively.

At March 31, 1998, the Company had contractual debt maturities of $5.4 billion during the remainder of 1998 (including $3.3 billion of short-term notes), $3.4 billion in 1999, $3.2 billion in 2000, $1.4 billion in 2001, $0.6 billion in 2002 and $0.8 billion thereafter. The Company expects that 1998 debt maturities will be funded from continued access to term debt markets, issuances of commercial paper, receivable sales (including approximately $2.7 billion in eligible wholesale receivables held by securitization trusts) and operating cash flows.

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1998 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of March 31, 1998, $2 million was outstanding under these facilities. During the first quarter of 1998, the Company began the process of renegotiating the $2.0 billion credit facility which expires in April 1998.

The Company paid dividends to Chrysler Corporation totaling $107 million during the first quarter of 1998 compared to $85 million for the comparable period of 1997.

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

New Accounting Standards

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. The Company will adopt this SOP on a prospective basis on January 1, 1999, as required.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the first quarter ended March 31, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              (Omitted in accordance with general instruction H)

               Chrysler Financial Corporation and Subsidiaries

                            PART II OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES

               (Omitted in accordance with General Instruction H.)

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               (Omitted in accordance with General Instruction H.)

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (Omitted in accordance with General Instruction H.)

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

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

10-I Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-J Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
               Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-K Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-L Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-M Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-N Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-O Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-P Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-Q Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-R Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-S Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Files as Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-T Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-U Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-V Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-W Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-X Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Y Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-Z Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-AA Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-BB Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-CC Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-DD Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-EE Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-FF Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-GG Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as
               Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-II Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-JJ Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-KK Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-LL Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-MM Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-NN Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-OO Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-PP          Copy of Certificate of Trust of Premier Auto Trust 1995-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQ Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-RR Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-SS Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-TT Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-VV          Copy of Certificate of Trust of Premier Auto Trust 1995-4.
               Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-WW Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-XX Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-YY Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-ZZ          Copy of Certificate of Trust of Premier Auto Trust 1996-1.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-AAA Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BBB Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-CCC Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-DDD Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-EEE Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-FFF Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGG         Copy of Certificate of Trust of Premier Auto Trust 1996-2.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HHH Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-III Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-JJJ Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKK         Copy of Certificate of Trust of Premier Auto Trust 1996-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-LLL Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-MMM Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NNN Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-PPP         Copy of Certificate of Trust of Premier Auto Trust 1996-4.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRR Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-SSS Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-TTT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-UUU Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-VVV Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-WWW Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-XXX Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-YYY Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-ZZZ         Copy of Certificate of Trust of Premier Auto Trust 1997-1.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

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

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-BBBB Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-EEEE Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-FFFF Copy of Receivable Sales Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-GGGG        Copy of Certificate of Trust of Premier Auto Trust 1997-2.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-HHHH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-IIII Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-JJJJ Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

10-KKKK        Copy of Certificate of Trust of Premier Auto Trust 1997-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10-MMMM Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-OOOO Copy of Receivable Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as
               Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporation herein by reference.

10-PPPP Copy of Receivable Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as
               Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-QQQQ Copy of Receivable Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as
               Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-RRRR Copy of Receivable Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K - continued

12-B Chrysler Corporation and Consolidated Subsidiaries' Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

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

 (b) The registrant filed the following report on Form 8-K during the quarter ended March 31, 1998:

               Date of Report              Date Filed           Item Reported
               --------------              ----------           -------------

               February 13, 1998           February 17, 1998          5

               March 20, 1998              March 23, 1998             5


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








                                      Chrysler Financial Corporation
                                               (Registrant)







Date: April 9, 1998                   By:   s/T. F. Gilman
                                            --------------
                                            T. F. Gilman
                                            Vice President and Controller
                                            Principal Accounting Officer

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

-------------------------

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

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-I Copy of Origination and Servicing Agreement, dated as of June 4, 1993, among Chrysler Leaserve, Inc., General Electric Capital Auto Lease, Inc., Chrysler Credit Corporation and Chrysler Financial Corporation. Filed as Exhibit 10-ZZZZ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1993, and incorporated herein by reference.

10-J Copy of Amended and Restated Trust Agreement, dated as of September 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Trustee, with respect to Premier Auto Trust 1993-5. Filed as
               Exhibit 4.1 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-K Copy of Indenture, dated as of September 1, 1993, between Premier Auto Trust 1993-5 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-5. Filed as Exhibit 4.2 to the Quarterly Report of Premier Auto Trust 1993-5 on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

10-L Copy of Amended and Restated Trust Agreement, dated as of November 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-A to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-M Copy of Indenture, dated as of November 1, 1993, between Premier Auto Trust 1993-6 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-6. Filed as Exhibit 4-B to the Annual Report on Form 10-K of Premier Auto Trust 1993-6 for the year ended December 31, 1993, and incorporated herein by reference.

10-N Copy of Amended and Restated Trust Agreement, dated as of February 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-O Copy of Indenture, dated as of February 1, 1994, between Premier Auto Trust 1994-1 and The Fuji Bank and Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1994-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-1 for the quarter ended March 31, 1994, and incorporated herein by reference.

10-P Copy of Master Receivables Purchase Agreement among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of November 29, 1994. Filed as Exhibit 10-FFF to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-Q Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 2, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-GGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-R Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 22, 1994, with respect to the sale of retail automotive receivables to CORE Trust. Filed as Exhibit 10-HHH to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1994, and incorporated herein by reference.

10-S Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997, between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-T Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-U Copy of Trust Indenture, dated as of September 1, 1992, among Canadian Dealer Receivables Corporation and Montreal Trust Company of Canada, as Trustee. Filed as Exhibit 10-UUUUU to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-V Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-W Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-X Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-Y Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-Z Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-AA Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-BB Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-CC Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-DD Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-EE Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-FF Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as
               Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-II Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-JJ Copy of Series 1995-3 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-3. Filed as Exhibit 4-Z to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-KK Copy of Series 1995-4 Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4. Filed as Exhibit 4-AA to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-LL Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-MM Copy of Master Receivables Purchase Agreement, made as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-RRRR to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-NN Copy of Terms Schedule, dated as of July 24, 1995, among Chrysler Credit Canada Ltd., The Royal Trust Company and Chrysler Financial Corporation, with respect to Pure Trust 1995-1. Filed as Exhibit 10-SSSS to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1995, and incorporated herein by reference.

10-OO Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-PP          Copy of Certificate of Trust of Premier Auto Trust 1995-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-QQ Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-RR Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-SS Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-TT Copy of Terms Schedule among Chrysler Credit Canada Ltd., CORE Trust and Chrysler Financial Corporation, dated as of December 14, 1995, with respect to CORE Trust 1995-1. Filed as Exhibit 10-PPPP to the Annual Report of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-UU Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-VV          Copy of Certificate of Trust of Premier Auto Trust 1995-4.
               Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-WW Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-XX Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-YY Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZ          Copy of Certificate of Trust of Premier Auto Trust 1996-1.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-AAA Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BBB Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-CCC Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-DDD Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-EEE Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-FFF Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-GGG         Copy of Certificate of Trust of Premier Auto Trust 1996-2.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HHH Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-III Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-JJJ Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-KKK         Copy of Certificate of Trust of Premier Auto Trust 1996-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-LLL Copy of Amended and Restated Trust Agreement, dated as of June 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-3. Filed as
               Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-MMM Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NNN Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-PPP         Copy of Certificate of Trust of Premier Auto Trust 1996-4.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RRR Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference

10-SSS Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-TTT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-UUU Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-VVV Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-WWW Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-XXX Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-YYY Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-ZZZ         Copy of Certificate of Trust of Premier Auto Trust 1997-1.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

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

10-BBBB Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as
               Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-CCCC Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-DDDD Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-EEEE Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-FFFF Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-GGGG        Copy of Certificate of Trust of Premier Auto Trust 1997-2.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-HHHH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-IIII Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-JJJJ Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-KKKK        Copy of Certificate of Trust of Premier Auto Trust 1997-3.
               Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

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

10-MMMM Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-NNNN Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

-------------------------

10-OOOO Copy of Receivable Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as
               Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-PPPP Copy of Receivable Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as
               Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-QQQQ Copy of Receivable Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as
               Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-RRRR Copy of Receivable Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation and Consolidated Subsidiaries' Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

15-A           Letter regarding unaudited interim financial information.

15-B           Independent Accountants' Letter in lieu of Consent.

27             Financial Data Schedule.

                      THIS PAGE INTENTIONALLY LEFT BLANK