Form 10-Q
period 1998-06-30
CHRYSLER FINANCIAL CORP
filed 1998-07-13
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934.

For the quarterly period ended      June 30, 1998
                                ---------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________  to __________

Commission file number    1-5966
                       -----------

                        Chrysler Financial Corporation
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of Michigan                                 38-096143
-------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)


 27777 Franklin Road, Southfield, Michigan                  48034-8286
-------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (248) 948-3067
                                                   ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No _____

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

The registrant had 250,000 shares of common stock outstanding as of June 30, 1998.

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

ITEM 1.  FINANCIAL STATEMENTS

               Chrysler Financial Corporation and Subsidiaries
                   Consolidated Statement of Net Earnings
                          (in millions of dollars)

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                       ------------------    ----------------
                                          1998     1997       1998     1997
                                          ----     ----       ----     ----
                                           (unaudited)         (unaudited)

Finance Revenue:
 Automotive:
  Retail (Note 2)                         $164     $169       $312     $336
  Wholesale and other (Note 2)             146      118        275      272
  Vehicles leased - rents and fees         168       86        277      157
 Nonautomotive                               1       31         39       52
                                          ----     ----       ----     ----
  Total finance revenue                    479      404        903      817

Interest expense                           254      204        472      399
Depreciation on vehicles leased             93       40        164       68
                                          ----     ----       ----     ----

Net margin                                 132      160        267      350

Other Revenues:
 Servicing fee income                       87       82        172      162
 Insurance premiums earned                  30       29         61       59
 Investment and other income (Note 2)      178      119        338      226
                                          ----     ----       ----     ----
  Net margin and other revenues            427      390        838      797
                                          ----     ----       ----     ----

Costs and Expenses:
 Operating and other expenses              131      125        259      268
 Provision for credit losses                94       86        193      186
 Insurance losses and loss
   adjustment expenses                      24       23         48       46
                                          ----     ----       ----     ----
  Total costs and expenses                 249      234        500      500
                                          ----     ----       ----     ----

Earnings before income taxes               178      156        338      297

Provision for income taxes                  58       53        110      101
                                          ----     ----       ----     ----

Net Earnings                              $120     $103       $228     $196
                                          ====     ====       ====     ====


              Consolidated Statement of Shareholder's Investment
                           (in millions of dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                              1998     1997
                                                              ----     ----
                                                               (unaudited)

Balance at beginning of period                                $3,297   $3,288
Net earnings                                                     228      196
Common stock dividends                                          (227)    (194)
Net unrealized holding gains on securities                         1        3
                                                              ------   ------

Balance at end of period                                      $3,299   $3,293
                                                              ======   ======

Prior period reclassified to conform to current classification
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                         Consolidated Balance Sheet
                          (in millions of dollars)


                                           June 30,   December 31,   June 30,
                                             1998         1997         1997
                                          ----------  ------------  -----------
                                         (unaudited)                (unaudited)

Assets:

Finance receivables - net (Note 1)         $14,307      $10,926     $12,175
Retained interests in sold
  receivables - net (Note 1)                 2,992        3,111       3,736
                                           -------      -------     -------

 Total finance receivables and
   retained interests - net                 17,299       14,037      15,911

Cash and cash equivalents                      777          380         583
Marketable securities                          410          408         385
Vehicles leased - net                        2,770        1,736       1,252
Dealership properties leased - net             267          281         303
Repossessed collateral                          39           76          96
Loans and other amounts due from
  affiliated companies                       1,109        1,705         862
Other assets                                   771          698         611
                                           -------      -------     -------

Total Assets                               $23,442      $19,321     $20,003
                                           =======      =======     =======

Liabilities:

Debt (Note 3)                              $16,153      $12,718     $13,486
Accounts payable, accrued expenses
  and other                                  2,054        1,474       1,551
Deferred income taxes                        1,936        1,832       1,673
                                           -------      -------     -------

 Total Liabilities                          20,143       16,024      16,710

Shareholder's Investment                     3,299        3,297       3,293
                                           -------      -------     -------

Total Liabilities and Shareholder's
  Investment                               $23,442      $19,321     $20,003
                                           =======      =======     =======

See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Cash Flows
                          (in millions of dollars)


                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                     1998           1997
                                                     ----           ----
                                                         (unaudited)

Cash Flows From Operating Activities:
 Net earnings                                      $    228      $    196
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Gains from receivable sales net of
     amortization                                       (18)          (12)
   Provision for credit losses                          193           186
   Depreciation and amortization                        171            79
   Change in deferred income taxes and income
     taxes payable                                      102            43
   Change in amounts due to/from affiliated
     companies                                          (20)          (15)
   Change in accounts payable, accrued
     expenses and other                                 530           124
                                                   --------      --------

 Net cash provided by operating activities            1,186           601
                                                   --------      --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                (40,272)      (38,357)
 Collections of finance receivables                  14,926        13,419
 Sales of finance receivables                        21,893        23,583
 Purchases of marketable securities                  (1,704)       (1,169)
 Sales and maturities of marketable securities        1,705         1,260
 Change in loans to affiliated companies                616            12
 Purchases of vehicles leased                        (1,339)         (760)
 Sales of vehicles leased                               104            48
 Change in cash and investments held by
   securitization trust                                  81          (364)
 Other                                                   (7)           33
                                                   --------      --------

 Net cash used in investing activities               (3,997)       (2,295)
                                                   --------      --------

Cash Flows From Financing Activities:
 Change in short-term notes                             316           549
 Issuance of term debt                                4,764         3,087
 Repayment of term debt                              (1,514)       (1,479)
 Change in bank borrowings - International              (41)           54
 Payment of dividends                                  (227)         (194)
 Other                                                  (90)           30
                                                   --------      --------

 Net cash provided by financing activities            3,208         2,047
                                                   --------      --------

Change in cash and cash equivalents                     397           353
Cash and cash equivalents at beginning of year          380           230
                                                   --------      --------

Cash and Cash Equivalents at End of Period         $    777      $    583
                                                   ========      ========

Prior period reclassified to conform to current classification
See Notes to Consolidated Financial Statements.

-------  --------------------------------

          Chrysler Financial Corporation and Subsidiaries
            Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net
---------------------------------------------------------

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                                                           June 30,        December 31,     June 30,
                                                                             1998              1997           1997
                                                                           --------        ------------     --------
                                                                         (unaudited)                       (unaudited)
Automotive:
 Retail                                                                    $  4,909         $  3,621        $  6,073
 Wholesale and other                                                          3,787            3,252           2,922
 Retained senior interests in sold wholesale receivables *                    3,006            1,511             817
                                                                           --------         --------        --------
  Total automotive                                                           11,702            8,384           9,812
                                                                           --------         --------        --------
Nonautomotive:
 Leveraged leases                                                             2,709            2,572           2,384
 Commercial                                                                      84              143             199
                                                                           --------         --------        --------
  Total nonautomotive                                                         2,793            2,715           2,583
                                                                           --------         --------        --------

Total finance receivables                                                    14,495           11,099          12,395
Allowance for credit losses                                                    (188)            (173)           (220)
                                                                           --------         --------        --------
 Total finance receivables - net                                           $ 14,307         $ 10,926        $ 12,175
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

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                                                           June 30,        December 31,      June 30,
                                                                             1998              1997            1997
                                                                           --------        ------------      --------
                                                                         (unaudited)                       (unaudited)
Cash and investments                                                        $  280           $  361          $  870
Subordinated interests in receivables                                        2,753            2,843           2,726
Residual cash flows                                                            318              284             221
Other                                                                           --               --             235
Allowance for credit losses                                                   (359)            (377)           (316)
                                                                            ------           ------          ------
 Total retained interests in sold receivables - net                         $2,992           $3,111          $3,736
                                                                            ======           ======          ======

The Company's total allowance for credit losses is as follows (in millions of dollars):

                                                                           June 30,        December 31,      June 30,
                                                                             1998              1997            1997
                                                                           --------        ------------      --------
                                                                          (unaudited)                       (unaudited)
Allowance for credit losses deducted from:
 Finance receivables                                                         $ 188           $   173           $ 220
 Retained interests in sold receivables                                        359               377             316
 Vehicles leased                                                                15                 9               8
                                                                             -----           -------           -----
  Total                                                                      $ 562           $   559           $ 544
                                                                             =====           =======           =====

-------  --------------------------------

         Chrysler Financial Corporation and Subsidiaries
           Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables
-----------------------------

The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):


                         June 30,     December 31,   June 30,
                           1998           1997         1997
                         --------    ------------    --------
                       (unaudited)                  (unaudited)
Retail                   $16,904        $16,096      $14,136
Wholesale                  5,741          7,187        8,009
                         -------        -------      -------
 Total                   $22,645        $23,283      $22,145
                         =======        =======      =======

Gains, net of related amortization, recognized from the sales of receivables were as follows (in millions of dollars):


                                               Three Months Ended              Six Months Ended
                                                    June 30,                         June 30,
                                           -------------------------         ----------------------
                                             1998             1997            1998           1997
                                           --------         --------         -------       --------
                                                  (unaudited)                     (unaudited)
Retail:
 Gross gains on sales                       $  55            $  39          $   122         $   68
 Amortization                                 (52)             (40)            (102)           (79)
                                            -----            -----          -------         ------
 Net gains                                  $   3            $  (1)         $    20         $  (11)
                                            =====            =====          =======         ======

Wholesale:
 Gross gains on sales                       $  40            $  39          $    82         $   76
 Amortization                                 (42)             (39)             (84)           (53)
                                            -----            -----          -------         ------
 Net gains                                  $  (2)           $  --          $    (2)        $   23
                                            =====            =====          =======         ======

Total:
 Gross gains on sales                       $  95            $  78          $   204         $  144
 Amortization                                 (94)             (79)            (186)          (132)
                                            -----            -----          -------         ------
 Net gains                                  $   1            $  (1)         $    18         $   12
                                            =====            =====          =======         ======

Gains and losses from the sales of receivables are recognized in the period in which such sales occur, and are included in "Investment and other income." Discount rates based on current market conditions at the time of sale and prepayment speed estimates based on historical data are used in the calculation of the gains and losses. Amortization relating to these gains is recognized as an adjustment to "Finance Revenue" over the life of the sold receivables. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. The provision for credit losses related to the sold receivables amounted to $146 million and $97 million for the six months ended June 30, 1998 and 1997, respectively. The Company began recognizing gains and losses on wholesale receivable sales pursuant to the implementation of the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

-------  --------------------------------

   Chrysler Financial Corporation and Subsidiaries
     Notes to Consolidated Financial Statements

Note 3 - Debt
-------------

Debt outstanding was as follows (in millions of dollars):

                                                    Weighted Average
                                                    Interest Rates at      June 30,        December 31,       June 30,
Maturity                                              June 30, 1998          1998              1997             1997
--------                                            -----------------      --------        ------------       --------
                                                                          (unaudited)                        (unaudited)
Short-term notes placed primarily in the
  open market:
 United States                                                              $ 2,578           $ 2,261          $  2,442
 Canada                                                                         708               709               723
                                                                            -------           -------          --------
  Total short-term notes (primarily
   commercial paper)                                      5.5%                3,286             2,970             3,165
                                                                            -------           -------          --------
Bank borrowings - International                           4.1%                  176               217               144
                                                                            -------           -------          --------

Senior term debt:
 United States, due
  1997                                                                           --                --             1,534
  1998                                                    6.2%                1,045             2,309             2,309
  1999                                                    7.6%                2,769             2,719             2,530
  2000                                                    6.3%                2,672             1,845             1,669
  2001                                                    5.9%                1,644               401               391
  2002                                                    6.2%                  840               465               339
  Thereafter                                              5.8%                1,379               159               109
                                                                            -------           -------          --------
   Total United States                                                       10,349             7,898             8,881
 Canada, due 1997-2003                                    5.6%                2,225             1,426             1,162
                                                                            -------           -------          --------
  Total senior term debt                                                     12,574             9,324            10,043
  Other borrowings                                        8.6%                  117               207               134
                                                                            -------           -------          --------
 Total debt                                                                 $16,153           $12,718          $ 13,486
                                                                            =======           =======          ========


The Company has contractual debt maturities at June 30, 1998, as follows:
1998 - $4.7 billion (including $3.3 billion of short-term notes with an average remaining term of 45 days); 1999 - $3.4 billion; 2000 - $3.6 billion; 2001 - $2.1 billion; 2002 - $0.9 billion; and thereafter - $1.5 billion.

Credit Facilities

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1999 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of June 30, 1998, $5 million was outstanding under these facilities supporting international operations.

           Chrysler Financial Corporation and Subsidiaries
             Notes to Consolidated Financial Statements

Note 4 - New Accounting Standard

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows (in millions of dollars):


                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                        1998       1997     1998       1997
                                        ----       ----     ----       ----
                                         (unaudited)         (unaudited)

Net earnings                            $120       $103     $228       $196
Other comprehensive
  earnings (loss)                         (5)         8        1          3
                                        ----       ----     ----       ----
 Total comprehensive earnings           $115       $111     $229       $199
                                        ====       ====     ====       ====

In the second quarter of 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Historically, the Company generally expensed the costs of developing or obtaining internal-use software as incurred. Adoption of the standard did not have a material effect on the Company's consolidated financial statements.

Note 5 - Merger of Chrysler Corporation and Daimler-Benz Aktiengesellschaft

On May 7, 1998, the Company's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and (iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's shareholders, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the Agreement.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $120 million and $228 million for the three and six months ended June 30, 1998, compared to $103 million and $196 million for the three and six months ended June 30, 1997. The increase in net earnings primarily reflects higher gains and servicing fees from sales of receivables. Net earnings for the first six months of 1997 reflect a one-time benefit from the adoption of Statement of Financial Accounting Standards No. 125 (See Note 2 of the Consolidated Financial Statements).

Automotive volume totaled $24.2 billion and $44.8 billion for the three and six months ended June 30, 1998, compared with $19.4 billion and $41.1 billion in the comparable periods of 1997. United States penetration and the number of vehicles financed for the three and six months ended June 30, 1998 and 1997 were as follows:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                        1998       1997     1998       1997
                                        ----       ----     ----       ----
United States Penetration:
    Retail and lease                     31%        28%      29%       27%
    Wholesale                            71%        71%      69%       70%

Number of New Chrysler Vehicles
  Financed in the United States
  (in thousands):
    Retail and lease                    223        174      372       323
    Wholesale                           487        402      932       856

The increase in retail and lease penetration for the three and six months ended June 30, 1998, compared to 1997 is primarily due to new marketing programs to customers and dealers initiated during 1998.

Finance revenue totaled $479 million and $903 million for the three and six months ended June 30, 1998, compared to $404 million and $817 million for the comparable periods of 1997. The increase in finance revenue is primarily attributable to higher levels of vehicles leased and automotive finance receivables managed, partially offset by adjustments to the carrying value of certain nonautomotive assets.

A comparison of the borrowing costs is shown in the following table (dollars in millions):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                        1998       1997     1998       1997
                                        ----       ----     ----       ----
Interest expense                       $   254   $   204   $   472    $   399
Average borrowings                     $16,040   $12,452   $14,825    $12,215
Average effective cost of borrowings       6.3%      6.5%      6.4%       6.5%

The decline in the average effective borrowing costs for the three and six months ended June 30, 1998 compared to 1997 primarily reflects lower market interest rates in the United States.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Review (continued)

Depreciation on vehicles leased for the three and six months ended June 30, 1998, totaled $93 million and $164 million, compared to $40 million and $68 million for the comparable periods of 1997. The increase in depreciation expense was due to higher levels of vehicles leased in Canada and the United States.

Investment and other income totaled $178 million and $338 million for the three and six months ended June 30, 1998, compared to $119 million and $226 million for the comparable periods of 1997. The increase in Investment and other income primarily reflects higher gains from sales of automotive receivables, as well as gains from sales of certain nonautomotive assets.

Operating and other expenses totaled $131 million and $259 million for the three and six months ended June 30, 1998, compared to $125 million and $268 million for the comparable periods of 1997. The decrease in Operating and other expenses for the first six months of 1998 compared to the first six months of 1997, reflects improvements in the Company's automotive and nonautomotive businesses, as well as the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" notwithstanding an increase in the quarter ended
June 30, 1998.

Provision for credit losses for the three and six months ended June 30, 1998, totaled $94 million and $193 million, compared to $86 million and $186 million for the comparable periods of 1997.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the three and six months ended June 30, 1998 and 1997, was as follows (dollars in millions):

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------    ----------------
                                        1998       1997      1998       1997
                                        ----       ----      ----       ----
Net Credit Losses (Recoveries)
  - Finance Receivables:

   Automotive                           $ 84       $ 76      $180      $ 161
   Nonautomotive                           2          4         *          6
                                        ----       ----      ----      -----
     Total                              $ 86       $ 80      $180      $ 167
                                        ====       ====      ====      =====
                                          * Rounds to less than $1 million

Net Credit Losses (Recoveries)
  - Finance Receivables to
  Average Gross Finance Receivables
  Outstanding:

   Automotive                           0.91%      0.85%     1.00%      0.92%
   Nonautomotive                        0.09%      0.49%    (0.03%)     0.39%
      Total                             0.82%      0.82%     0.89%      0.89%


During the first six months of 1998, the Company experienced higher credit losses on automotive retail receivables. Company management attributes the higher credit losses primarily to the effect of the credit mix of retail receivables originated in prior years.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Financial Review (continued)

The Company's allowance for credit losses totaled $562 million, $559 million and $544 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.47 percent at June 30, 1998, 1.60 percent at December 31, 1997, 1.55 percent at June 30, 1997.

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $46.6 billion at June 30, 1998, $42.0 billion at December 31, 1997, and $41.5 billion at June 30, 1997. Receivables and leases serviced for others totaled $29.3 billion at June 30, 1998, $29.1 billion at December 31, 1997, and $27.8 billion at June 30, 1997.

Total assets at June 30, 1998, were $23.4 billion compared to $19.3 billion at December 31, 1997 and $20.0 billion at June 30, 1997. The increase in total assets is primarily attributable to higher volume of finance receivables and vehicles leased, and lower levels of wholesale securitizations.

Total debt outstanding was $16.2 billion at June 30, 1998, $12.7 billion at December 31, 1997, and $13.5 billion at June 30, 1997. The increase in total debt is attributable to the need to fund higher levels of automotive volume. The Company's debt-to-equity ratio was 4.9 to 1 at June 30, 1998, 3.9 to 1 at December 31, 1997, and 4.1 to 1 at June 30, 1997.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first six months of 1998 as the Company realized $5.1 billion of net proceeds from the sale of automotive retail receivables, compared to $3.2 billion of net proceeds in the same period of 1997. Securitization of revolving wholesale account balances provided funding which aggregated $4.4 billion and $6.8 billion at June 30, 1998 and 1997, respectively.

At June 30, 1998, the Company had contractual debt maturities of $4.7 billion during the remainder of 1998 (including $3.3 billion of short-term notes), $3.4 billion in 1999, $3.6 billion in 2000, $2.1 billion in 2001, $0.9 billion in 2002 and $1.5 billion thereafter. The Company expects that 1998 debt maturities will be funded from continued access to term debt markets, issuances of commercial paper, receivable sales, and operating cash flows. At June 30, 1998, the Company had approximately $3.0 billion in eligible wholesale receivables held by securitization trusts. On July 1, 1998, the Company securitized $1.1 billion of wholesale receivables, which reduced the amount of eligible wholesale receivables to approximately $1.9 billion.

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1999 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of June 30, 1998, $5 million was outstanding under these facilities supporting international operations.

The Company paid dividends to Chrysler Corporation totaling $227 million during the first six months of 1998, compared to $194 million for the comparable period of 1997.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the six months ended June 30, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 21, 1998, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

               Chrysler Financial Corporation and Subsidiaries

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

10-P Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Files as
           Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-Q Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-R Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

10-S Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-T Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
           Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-V Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-W Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-X Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-Y Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-Z Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-AA Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-BB Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-CC Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-DD Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-EE Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-FF Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
           Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-GG Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-HH Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-II Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-JJ Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-KK Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-LL Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-MM Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-NN Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-OO Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-PP Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-QQ Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-RR Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
           Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-SS Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-TT Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-UU Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
           Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-VV Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-WW Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-XX Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YY Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZ Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-AAA Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-BBB Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-DDD Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-EEE Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-FFF Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-GGG Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-HHH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-III Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-JJJ Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
           Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-KKK Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
           Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-LLL Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-MMM Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-NNN Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-OOO Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
           Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-PPP Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
           Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-RRR Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-SSS Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-TTT Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
           Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-UUU Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-VVV Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-WWW Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-XXX Copy of Certificate of Trust of Premier Auto Trust 1997-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-YYY Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-ZZZ Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-AAAA Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-BBBB Copy of Certificate of Trust of Premier Auto Trust 1997-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - continued
-------     --------------------------------------------

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-DDDD Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-3. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-FFFF Copy of Receivables Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporation herein by reference.

10-GGGG Copy of Receivables Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-HHHH Copy of Receivables Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-IIII Copy of Receivables Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-JJJJ Copy of Receivables Sale Agreement, dated as of June 22, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as Purchaser, and the First National Bank of Chicago, as Administrative Agent.

10-KKKK Copy of Receivables Sale Agreement, dated as of June 29, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser, and Royal Bank of Canada, as Agent.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - continued
-------     --------------------------------------------

10-LLLL Copy of Certificate of Trust of Premier Auto Trust 1998-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-MMMM Copy of Amended and Restated Trust Agreement, dated as of February 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-NNNN Copy of Indenture, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-OOOO Copy of Sale and Servicing Agreement, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-PPPP Copy of Certificate of Trust of Premier Auto Trust 1998-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-RRRR Copy of Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-SSSS Copy of Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-2. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

12-A Chrysler Financial Corporation and Subsidiaries Computations of Ratios of Earnings to Fixed Charges.

12-B Chrysler Corporation and Consolidated Subsidiaries Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

15-A        Letter regarding unaudited interim financial information.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - continued
-------     --------------------------------------------

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

 (b) The registrant filed the following report on Form 8-K during the quarter ended March 31, 1998:

            Date of Report             Date Filed               Item Reported
            --------------             ----------               -------------

            May 7, 1998                May 12, 1998                      5

            May 19, 1998               May 21, 1998                      5


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








                                              Chrysler Financial Corporation
                                              ------------------------------
                                                      (Registrant)





Date: July 13, 1998                      By:  s/T. F. Gilman
                                              --------------
                                              T. F. Gilman
                                              Vice President and Controller
                                              Principal Accounting Officer

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 21, 1998, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent.

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

------------------------

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

10-P Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997, between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as
            Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-Q Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as
            Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-R Copy of Servicing Agreement, dated as of October 20, 1992, between Chrysler Leaserve, Inc. (a subsidiary of General Electric Capital Auto Lease, Inc.) and Chrysler Credit Corporation, with respect to the sale of Gold Key Leases. Filed as Exhibit 10-YYYYY to the Registration Statement on Form S-2 of Chrysler Financial Corporation (Registration Statement No. 33-51302) on November 24, 1992, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-S Copy of Amended and Restated Trust Agreement, dated as of August 1, 1993, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-T Copy of Indenture, dated as of August 1, 1993, between Premier Auto Trust 1993-4 and Bankers Trust Company, as Indenture Trustee, with respect to Premier Auto Trust 1993-4. Filed as
            Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1993-4 for the quarter ended September 30, 1993, and incorporated herein by reference.

10-U Copy of Amended and Restated Trust Agreement, dated as of August 1, 1994, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1994-4. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-V Copy of Indenture, dated as of August 1, 1994, between Premier Auto Trust 1994-4 and Bankers Trust Company, as Indenture Trustee. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1994-4 for the quarter ended September 30, 1994, and incorporated herein by reference.

10-W Copy of Series 1994-1 Supplement, dated as of September 30, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1994-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated November 23, 1994, and incorporated herein by reference.

10-X Copy of Series 1995-1 Supplement, dated as of December 31, 1994, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust, Series 1995-1. Filed as Exhibit 3 to the Registration Statement on Form 8-A of CARCO Auto Loan Master Trust dated January 19, 1995, and incorporated herein by reference.

10-Y Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-Z Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-AA Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-BB Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-CC Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-DD Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-EE Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-FF Copy of Series 1995-4A Supplement, dated as of April 30, 1995, among U.S. Auto Receivables Company, Chrysler Credit Corporation and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust Series 1995-4A. Filed as
            Exhibit 4-BB to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of CARCO Auto Loan Master Trust, and incorporated herein by reference.

10-GG Copy of Receivables Purchase Agreement, dated as of December 14, 1995, among Chrysler Financial Corporation, Premier Auto Receivables Company, Chrysler Credit Corporation, and ABN AMRO Bank N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1995-2. Filed as Exhibit 10-KKKK to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1995, and incorporated herein by reference.

10-HH Copy of Certificate of Trust of Premier Auto Trust 1995-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-II Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-JJ Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-KK Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-LL Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-MM Copy of Certificate of Trust of Premier Auto Trust 1995-4. Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-NN Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-OO Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-PP Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-QQ Copy of Certificate of Trust of Premier Auto Trust 1996-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-RR Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-SS Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-TT Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-UU Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-VV Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Berkeley Federal Bank & Trust, F.S.B. Filed as Exhibit 10-IIII to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended September 30, 1996, and incorporated herein by reference.

10-WW Copy of Asset Purchase Agreement, dated as of August 30, 1996, between Chrysler First Business Credit Corporation and Blackrock Capital Finance, L.P. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

10-XX Copy of Certificate of Trust of Premier Auto Trust 1996-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-YY Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-ZZ Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-AAA Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-BBB Copy of Certificate of Trust of Premier Auto Trust 1996-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-DDD Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-EEE Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-FFF Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-GGG Copy of Certificate of Trust of Premier Auto Trust 1996-4. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-HHH Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-III Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference

10-JJJ Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-KKK Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as
            Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-LLL Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-MMM Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-NNN Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-OOO Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-PPP Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as
            Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-QQQ Copy of Certificate of Trust of Premier Auto Trust 1997-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-RRR Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-SSS Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-TTT Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-UUU Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-VVV Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-WWW Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-XXX Copy of Certificate of Trust of Premier Auto Trust 1997-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-YYY Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-ZZZ Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-AAAA Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-BBBB Copy of Certificate of Trust of Premier Auto Trust 1997-3. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-DDDD Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-3. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-FFFF Copy of Receivables Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-GGGG Copy of Receivables Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-HHHH Copy of Receivables Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-IIII Copy of Receivables Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-JJJJ Copy of Receivables Sale Agreement, dated as of June 22, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as Purchaser, and the First National Bank of Chicago, as Administrative Agent.

10-KKKK Copy of Receivables Sale Agreement, dated as of June 29, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser, and Royal Bank of Canada, as Agent.

10-LLLL Copy of Certificate of Trust of Premier Auto Trust 1998-1. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-MMMM Copy of Amended and Restated Trust Agreement, dated as of February 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-1. Filed as
            Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-NNNN Copy of Indenture, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

------------------------

10-OOOO Copy of Sale and Servicing Agreement, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-1. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-PPPP Copy of Certificate of Trust of Premier Auto Trust 1998-2. Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-QQQQ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-RRRR Copy of Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-SSSS Copy of Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-2. Filed as
            Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

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