Form 10-Q
period 1998-09-30
CHRYSLER FINANCIAL CORP
filed 1998-10-13
CIK 20164

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE OF 1934.

For the quarterly period ended      September 30, 1998
                               -----------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from __________  to __________

Commission file number   1-5966
                      ----------

                        Chrysler Financial Corporation
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of Michigan                              38-0961430
------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

27777 Franklin Road, Southfield, Michigan               48034-8286
------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (248) 948-3067
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had 250,000 shares of common stock outstanding as of September 30, 1998.

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

ITEM 1. FINANCIAL STATEMENTS


               Chrysler Financial Corporation and Subsidiaries
                   Consolidated Statement of Net Earnings
                          (in millions of dollars)

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------ ------------------
                                         1998     1997     1998     1997
                                         ----     ----     ----     ----
                                          (unaudited)       (unaudited)

Finance Revenue:
 Automotive:
  Retail (Note 2)                       $  192   $  200   $  504   $  536
  Wholesale and other (Note 2)             122       74      397      346
  Vehicles leased - rents and fees         187       90      464      247
 Nonautomotive                              38       31       77       83
                                        ------   ------   ------   ------
  Total finance revenue                    539      395    1,442    1,212

Interest expense                           252      210      724      609
Depreciation on vehicles leased            114       45      278      113
                                        ------   ------   ------   ------

Net margin                                 173      140      440      490

Other Revenues:
 Servicing fee income                       85       77      257      239
 Insurance premiums earned                  28       31       89       90
 Investment and other income (Note 2)      131      174      469      400
                                        ------   ------   ------   ------
  Net margin and other revenues            417      422    1,255    1,219
                                        ------   ------   ------   ------

Costs and Expenses:
 Operating and other expenses              134      123      393      391
 Provision for credit losses                88      111      281      297
 Insurance losses and loss adjustment
   expenses                                 15       20       63       66
                                        ------   ------   ------   ------
  Total costs and expenses                 237      254      737      754
                                        ------   ------   ------   ------

Earnings before income taxes               180      168      518      465

Provision for income taxes                  64       57      174      158
                                        ------   ------   ------   ------

Net Earnings                            $  116   $  111   $  344   $  307
                                        ======   ======   ======   ======

             Consolidated Statement of Shareholder's Investment
                          (in millions of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                          ------------------
                                                           1998     1997
                                                           ----     ----
                                                            (unaudited)

Balance at beginning of period                            $ 3,297  $ 3,288
Net earnings                                                  344      307
Common stock dividends                                       (346)    (300)
Net unrealized holding (losses) gains
  on securities                                                (5)       9
                                                          -------  -------
Balance at end of period                                  $ 3,290  $ 3,304
                                                          =======  =======

Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                         Consolidated Balance Sheet
                          (in millions of dollars)

                                     September 30,   December 31,  September 30,
                                         1998           1997           1997
                                     -------------   -----------   ------------
                                      (unaudited)                  (unaudited)
Assets:

Finance receivables - net (Note 1)       $13,123       $10,926       $10,995
Retained interests in sold
  receivables - net (Note 1)               2,928         3,111         3,961
                                         -------       -------       -------

 Total finance receivables and
   retained interests - net               16,051        14,037        14,956

Cash and cash equivalents                    660           380           287
Marketable securities                        454           408           413
Vehicles leased - net                      3,117         1,736         1,386
Dealership properties leased - net           261           281           295
Repossessed collateral                        39            76           100
Loans and other amounts due from
  affiliated companies                     1,405         1,705         1,187
Other assets                                 738           698           650
                                         -------       -------       -------

Total Assets                             $22,725       $19,321       $19,274
                                         =======       =======       =======


Liabilities:

Debt (Note 3)                            $15,456       $12,718       $12,584
Accounts payable, accrued expenses
  and other                                2,004         1,474         1,612
Deferred income taxes                      1,975         1,832         1,774
                                         -------       -------       -------

 Total Liabilities                        19,435        16,024        15,970

Shareholder's Investment                   3,290         3,297         3,304
                                         -------       -------       -------

Total Liabilities and Shareholder's
  Investment                             $22,725       $19,321       $19,274
                                         =======       =======       =======

See Notes to Consolidated Financial Statements.


               Chrysler Financial Corporation and Subsidiaries
                    Consolidated Statement of Cash Flows
                          (in millions of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                           1998         1997
                                                           ----         ----
                                                             (unaudited)
Cash Flows From Operating Activities:
 Net earnings                                            $    344    $    307
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Gains from receivable sales net
     of amortization                                          (18)        (44)
   Provision for credit losses                                281         297
   Depreciation and amortization                              288         129
   Change in deferred income taxes and income
     taxes payable                                            146         142
   Change in amounts due to/from affiliated
     companies                                                101         (70)
   Change in accounts payable, accrued expenses
     and other                                                456         153
                                                         --------    --------

 Net cash provided by operating activities                  1,598         914
                                                         --------    --------

Cash Flows From Investing Activities:
 Acquisitions of finance receivables                      (57,835)    (57,129)
 Collections of finance receivables                        22,819      19,599
 Sales of finance receivables                              32,632      37,855
 Purchases of marketable securities                        (2,019)     (1,404)
 Sales and maturities of marketable securities              2,018       1,475
 Change in loans to affiliated companies                      199        (258)
 Purchases of vehicles leased                              (1,896)       (977)
 Sales of vehicles leased                                     158          77
 Change in cash and investments held by
   securitization trust                                       151      (1,164)
 Other                                                         63          30
                                                         --------    --------

 Net cash used in investing activities                     (3,710)     (1,896)
                                                         --------    --------

Cash Flows From Financing Activities:
 Change in short-term notes                                  (137)       (319)
 Issuance of term debt                                      4,757       3,734
 Repayment of term debt                                    (2,004)     (2,287)
 Change in bank borrowings - International                    214          40
 Payment of dividends                                        (346)       (300)
 Other                                                        (92)        171
                                                         --------    --------

 Net cash provided by financing activities                  2,392       1,039
                                                         --------    --------

Change in cash and cash equivalents                           280          57
Cash and cash equivalents at beginning of year                380         230
                                                         --------    --------

Cash and Cash Equivalents at End of Period               $    660    $    287
                                                         ========    ========


During 1998, the Company acquired $53 million of marketable securities in a non-cash transaction relating to the securitization of retail receivables.


Prior period reclassified to conform to current classifications.
See Notes to Consolidated Financial Statements.

               Chrysler Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 1 - Finance Receivables and Retained Interests - Net

Outstanding balances of "Finance receivables - net" were as follows (in millions of dollars):

                                               September 30,  December 31,  September 30,
                                                  1998            1997           1997
                                               -------------  ------------  -------------
                                                (unaudited)                  (unaudited)
Automotive:
 Retail                                          $ 5,263        $ 3,621        $ 5,222
 Wholesale and other                               2,258          3,252          3,240
 Retained senior interests in sold
   wholesale receivables *                         2,991          1,511             58
                                                 -------        -------        -------
  Total automotive                                10,512          8,384          8,520
                                                 -------        -------        -------
Nonautomotive:
 Leveraged leases                                  2,732          2,572          2,501
 Commercial                                           67            143            173
                                                 -------        -------        -------
  Total nonautomotive                              2,799          2,715          2,674
                                                 -------        -------        -------

Total finance receivables                         13,311         11,099         11,194
Allowance for credit losses                         (188)          (173)          (199)
                                                 -------        -------        -------
 Total finance receivables - net                 $13,123        $10,926        $10,995
                                                 =======        =======        =======

* Represents receivables held in trust eligible to be securitized or returned to the Company.

The Company's retained interests are generally restricted and subject to credit risk. The following is a summary of amounts included in "Retained interests in sold receivables - net" (in millions of dollars):

                                               September 30,  December 31,  September 30,
                                                  1998            1997           1997
                                               -------------  ------------  -------------
                                                (unaudited)                  (unaudited)

Cash and investments                             $   210        $   361        $ 1,670
Subordinated interests in receivables              2,719          2,843          2,135
Residual cash flows                                  348            284            259
Other                                               --             --              234
Allowance for credit losses                         (349)          (377)          (337)
                                                 -------        -------        -------
 Total retained interests in sold
   receivables - net                             $ 2,928        $ 3,111        $ 3,961
                                                 =======        =======        =======

The Company's total allowance for credit losses is as follows (in millions of dollars):

                                               September 30,  December 31,  September 30,
                                                  1998            1997           1997
                                               -------------  ------------  -------------
                                                (unaudited)                  (unaudited)
Allowance for credit losses deducted from:
 Finance receivables                             $   188        $   173        $   199
 Retained interests in sold receivables              349            377            337
 Vehicles leased                                      27              9             10
                                                 -------        -------        -------
  Total                                          $   564        $   559        $   546
                                                 =======        =======        =======

               Chrysler Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 2 - Sales of Receivables

The Company sells receivables subject to limited credit risk. Outstanding balances of sold finance receivables, excluding retained senior interests in sold wholesale receivables, were as follows (in millions of dollars):

                                    September 30,  December 31,  September 30,
                                       1998            1997           1997
                                    -------------  ------------  -------------
                                     (unaudited)                  (unaudited)
Retail                                $17,447        $16,096        $15,262
Wholesale                               5,664          7,187          7,424
                                      -------        -------        -------
  Total                               $23,111        $23,283        $22,686
                                      =======        =======        =======


Gains, net of related amortization, recognized from the sales of receivables were as follows (in millions of dollars):

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                        1998       1997       1998       1997
                                        ----       ----       ----       ----
                                          (unaudited)          (unaudited)
Retail:
 Gross gains on sales                  $  58      $  73      $ 180      $ 141
 Amortization                            (57)       (41)      (159)      (120)
                                       -----      -----      -----      -----
 Net gains                             $   1      $  32      $  21      $  21
                                       =====      =====      =====      =====

Wholesale:
 Gross gains on sales                  $  37      $  46      $ 119      $ 122
 Amortization                            (38)       (46)      (122)       (99)
                                       -----      -----      -----      -----
 Net gains                             $  (1)     $  --      $  (3)     $  23
                                       =====      =====      =====      =====

Total:
 Gross gains on sales                  $  95      $ 119      $ 299      $ 263
 Amortization                            (95)       (87)      (281)      (219)
                                       -----      -----      -----      -----
 Net gains                             $  --      $  32      $  18      $  44
                                       =====      =====      =====      =====

Gains and losses from the sales of receivables are recognized in the period in which such sales occur and are included in "Investment and other income." Discount rates based on current market conditions at the time of sale and prepayment speed estimates based on historical data are used in the calculation of the gains and losses. Amortization relating to these gains is recognized as an adjustment to "Finance Revenue" over the life of the sold receivables. Provisions for expected credit losses are generally provided during the period in which such receivables are acquired. Since the allowance for credit losses is separately provided prior to the receivable sales, gains from receivable sales are not reduced for expected credit losses. The provision for credit losses related to the sold receivables amounted to $220 million and $189 million for the nine months ended September 30, 1998, and 1997, respectively. The Company began recognizing gains and losses on wholesale receivable sales pursuant to the implementation of the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997.

The Company is committed to sell all wholesale receivables related to certain dealer accounts.

               Chrysler Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements

Note 3 - Debt

Debt outstanding was as follows (in millions of dollars):

                                     Weighted Average
                                     Interest Rates at    September 30,  December 31,  September 30,
Maturity                             September 30, 1998      1998            1997           1997
--------                             -------------------  -------------  ------------  -------------
                                                           (unaudited)                  (unaudited)
Short-term notes placed
  primarily in the open market:
    United States                                             $ 2,166      $ 2,261        $ 1,467
    Canada                                                        667          709            830
                                                              -------      -------        -------
  Total short-term notes
    (primarily commercial paper)             5.6%               2,833        2,970          2,297
                                                              -------      -------        -------

Bank borrowings - International              4.3%                 431          217            130
                                                              -------      -------        -------
Senior term debt:
 United States, due
   1997                                                                       --              741
   1998                                      6.1%                 682        2,309          2,309
   1999                                      7.6%               2,769        2,719          2,709
   2000                                      6.2%               2,677        1,845          1,825
   2001                                      5.9%               1,648          401            401
   2002                                      6.2%                 840          465            465
  Thereafter                                 5.8%               1,379          159            109
                                                              -------      -------        -------
   Total United States                                          9,995        7,898          8,559
 Canada, due 1997-2003                       5.5%               2,082        1,426          1,323
                                                              -------      -------        -------
  Total senior term debt                                       12,077        9,324          9,882
Other borrowings                             8.4%                 115          207            275
                                                              -------      -------        -------
 Total debt                                                   $15,456      $12,718        $12,584
                                                              =======      =======        =======


The Company has contractual debt maturities at September 30, 1998, as follows: 1998 - $4.1 billion (including $2.8 billion of short-term notes with an average remaining term of 34 days); 1999 - $3.4 billion; 2000 - $3.6 billion; 2001 - $2.1 billion; 2002 - $0.8 billion; and thereafter - $1.5 billion.

Credit Facilities

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1999 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of September 30, 1998, no amounts were outstanding under these facilities.

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


                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  -----------------
                                         1998       1997     1998      1997
                                         ----       ----     ----      ----
                                           (unaudited)         (unaudited)
Net earnings                            $ 116      $ 111     $ 344     $ 307
Other comprehensive (loss) earnings        (6)         6        (5)        9
                                        -----      -----     -----     -----
 Total comprehensive earnings           $ 110      $ 117     $ 339     $ 316
                                        =====      =====     =====     =====

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

Note 5 - Merger of Chrysler Corporation and Daimler-Benz Aktiengesellschaft

On May 7, 1998, the Company's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and (iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Both Chrysler's and Daimler's shareholders voted to approve the proposed Business Combination at separate Special Shareholders' Meetings held on September 18, 1998. The initial period for the exchange of Daimler shares for DaimlerChrysler shares occurs from September 24, 1998 through October 23, 1998.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Chrysler Financial Corporation and its consolidated subsidiaries' (the "Company") net earnings were $116 million and $344 million for the three and nine months ended September 30, 1998, compared to $111 million and $307 million for the three and nine months ended September 30, 1997. The increase in net earnings primarily reflects higher gains and servicing fees from sales of automotive receivables, a decrease in provision for credit losses, and gains from sales of certain nonautomotive assets. Net earnings for the first nine months of 1997 reflect a one-time benefit from the adoption of Statement of Financial Accounting Standards No. 125 (See Note 2 of the Consolidated Financial Statements).

Automotive volume totaled $20.2 billion and $65.0 billion for the three and nine months ended September 30, 1998, compared with $20.6 billion and $61.7 billion in the comparable periods of 1997. United States penetration and the number of vehicles financed for the three and nine months ended September 30, 1998 and 1997 were as follows:


                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  -----------------
                                         1998       1997     1998      1997
                                         ----       ----     ----      ----

United States Penetration:
      Retail and lease                    33%          27%      30%       27%
      Wholesale                           71%          73%      69%       71%

Number of New Chrysler Vehicles
  Financed in the United States
  (in thousands):
      Retail and lease                   191          149      563       472
      Wholesale                          406          355    1,338     1,211

The increase in retail and lease penetration for the three and nine months ended September 30, 1998, compared to 1997 is primarily due to new marketing programs to customers and dealers initiated during 1998.

Finance revenue totaled $539 million and $1,442 million for the three and nine months ended September 30, 1998, compared to $395 million and $1,212 million for the comparable periods of 1997. The increase in finance revenue is primarily attributable to higher levels of vehicles leased and automotive finance receivables managed.

A comparison of the borrowing costs is shown in the following table (dollars in millions):


                               Three Months Ended  Nine Months Ended
                                  September 30,      September 30,
                               ------------------  -----------------
                                 1998       1997      1998      1997
                                 ----       ----      ----      ----
Interest expense               $   252     $   210  $   724   $   609
Average borrowings             $15,428     $12,840  $15,029   $12,425
Average effective cost
  of borrowings                    6.3%        6.4%     6.4%      6.5%

The decline in the average effective borrowing costs for the three and nine months ended September 30, 1998, compared to 1997, primarily reflects lower market interest rates in the United States.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Review (continued)

Depreciation on vehicles leased for the three and nine months ended September 30, 1998, totaled $114 million and $278 million, compared to $45 million and $113 million for the comparable periods of 1997. The increase in depreciation expense was due to higher levels of vehicles leased in Canada and the United States.

Investment and other income totaled $131 million and $469 million for the three and nine months ended September 30, 1998, compared to $174 million and $400 million for the comparable periods of 1997. The increase in Investment and other income for the nine months ended September 30, 1998, primarily reflects gains from sales of certain nonautomotive assets, as well as higher gains from sales of automotive receivables.

Operating and other expenses totaled $134 million and $393 million for the three and nine months ended September 30, 1998, compared to $123 million and $391 million for the comparable periods of 1997. The increase in Operating and other expenses for the three months ended September 30, 1998, compared to 1997 reflects higher levels of Receivables and leases managed.

Provision for credit losses for the three and nine months ended September 30, 1998, totaled $88 million and $281 million, compared to $111 million and $297 million for the comparable periods of 1997. The decrease in Provision for credit losses is attributable to a decrease in actual loss experience during the third quarter of 1998 as compared to the third quarter of 1997.

Net credit loss experience, including net losses on receivables sold subject to limited credit risk, for the three and nine months ended September 30, 1998, and 1997, was as follows (dollars in millions):


                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------  -----------------
                                        1998       1997     1998      1997
                                        ----       ----     ----      ----
Net Credit Losses -
  Finance Receivables:

    Automotive                         $   79     $   107   $  259   $  268
    Nonautomotive                           5           1        5        7
                                       ------     -------   ------   ------
      Total                            $   84     $   108   $  264   $  275
                                       ======     =======   ======   ======

Net Credit Losses -
  Finance Receivables to
  Average Gross Finance
  Receivables Outstanding:

    Automotive                           0.86%       1.24%    0.95%    1.03%
    Nonautomotive                        0.49%       0.06%    0.15%    0.27%
        Total                            0.82%       1.13%    0.87%    0.96%

Notwithstanding the improvement in credit losses for the third quarter of 1998, higher than normal credit losses may be experienced in the near term. No assurances can be given as to future results.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Financial Review (continued)

The Company's allowance for credit losses totaled $564 million, $559 million and $546 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. The allowance for credit losses as a percentage of related finance receivables outstanding was 1.47 percent at September 30, 1998, 1.60 percent at December 31, 1997, and 1.58 percent at September 30, 1997.

The Company's portfolio of receivables and leases managed, which includes receivables owned and receivables serviced for others, totaled $46.8 billion at September 30, 1998, $42.0 billion at December 31, 1997, and $41.1 billion at September 30, 1997. Receivables and leases serviced for others totaled $30.3 billion at September 30, 1998, $29.1 billion at December 31, 1997, and $28.5 billion at September 30, 1997.

Total assets at September 30, 1998, were $22.7 billion compared to $19.3 billion at December 31, 1997 and $19.3 billion at September 30, 1997. The increase in total assets is primarily attributable to higher volume of finance receivables and vehicles leased.

Total debt outstanding was $15.5 billion at September 30, 1998, $12.7 billion at December 31, 1997, and $12.6 billion at September 30, 1997. The increase in total debt is attributable to the need to fund higher levels of automotive volume. The Company's debt-to-equity ratio was 4.7 to 1 at September 30, 1998, 3.9 to 1 at December 31, 1997, and 3.8 to 1 at September 30, 1997.

Liquidity and Capital Resources

Receivable sales continued to be a significant source of funding in the first nine months of 1998 as the Company realized $7.8 billion of net proceeds from the sale of automotive retail receivables, compared to $6.1 billion of net proceeds in the same period of 1997. Securitization of revolving wholesale account balances provided funding which aggregated $4.8 billion and $7.0 billion at September 30, 1998 and 1997, respectively.

At September 30, 1998, the Company had contractual debt maturities of $4.1 billion during the remainder of 1998 (including $2.8 billion of short-term notes), $3.4 billion in 1999, $3.6 billion in 2000, $2.1 billion in 2001, $0.8 billion in 2002 and $1.5 billion thereafter. The Company expects that 1998 debt maturities will be funded from continued access to term debt markets, issuances of commercial paper, receivable sales, and operating cash flows. At September 30, 1998, the Company had approximately $3.0 billion in eligible wholesale receivables held by securitization trusts.

The Company has revolving credit facilities, which total $8.0 billion, consisting of a $2.0 billion facility expiring in April 1999 and a $6.0 billion facility expiring in April 2002. These facilities include $1.0 billion allocated to Chrysler Credit Canada Ltd. As of September 30, 1998, no amounts were outstanding under these facilities.

The Company paid dividends to Chrysler Corporation totaling $346 million during the first nine months of 1998, compared to $300 million for the comparable period of 1997.

The Company believes that cash provided by operations, receivable sales, access to term debt markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Year 2000

The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. The Company's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, the Company does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by the Company will be completed in time to avoid dating systems problems or that the cost will not be material. If the Company is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical systems that may not be Year 2000 compliant.

In addition, disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain necessary services or to provide services to their customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations. The Company has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. The Company believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, the Company will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, the Company expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. The Company expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's financial statements. This Statement is effective for fiscal years beginning after September 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

               Chrysler Financial Corporation and Subsidiaries

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Recent Events

Chrysler Financial Corporation plans to convert from a corporation to a limited liability company ("LLC") on or about October 25, 1998. Conversion to an LLC will have no effect on the day-to-day operations of the Company. The new LLC will be the surviving legal entity of a merger between Chrysler Financial Company L.L.C., a newly created Michigan limited liability company, and Chrysler Financial Corporation. Chrysler Corporation, which currently owns all of the capital stock of Chrysler Financial Corporation, will be the sole member (owner) of Chrysler Financial Company L.L.C. Upon the merger, Chrysler Financial Company L.L.C. will succeed to the operations of Chrysler Financial Corporation and will acquire its assets and assume its debt and other obligations.


Review by Independent Public Accountants

Deloitte & Touche LLP, the Company's independent public accountants, performed a review of the financial statements for the nine months ended September 30, 1998 and 1997 in accordance with the standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit, and accordingly, Deloitte & Touche LLP did not express an opinion on the aforementioned data.

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 21, 1998, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on Form 10-K for the quarter ended June 30, 1998, and incorporated by reference.

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

10-I Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997 between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Files as Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-J Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-K Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-L Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-M Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-N Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-O Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-P Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-Q Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-R             Copy of Certificate of Trust of Premier Auto Trust 1995-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-S Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-T Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as
                 Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-U Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-W             Copy of Certificate of Trust of Premier Auto Trust 1995-4.
                 Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-X Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-Y Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-Z Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as
                 Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-AA            Copy of Certificate of Trust of Premier Auto Trust 1996-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-CC Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-DD Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-EE Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-FF            Copy of Certificate of Trust of Premier Auto Trust 1996-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-II Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-JJ            Copy of Certificate of Trust of Premier Auto Trust 1996-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-LL Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-MM Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NN Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-OO            Copy of Certificate of Trust of Premier Auto Trust 1996-4.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as
                 Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-PP Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-QQ Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RR Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-SS Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-TT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-UU Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-VV Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-WW Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-XX Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-YY            Copy of Certificate of Trust of Premier Auto Trust 1997-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-ZZ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-AAA Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-BBB Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-CCC Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-DDD Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-EEE Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-FFF           Copy of Certificate of Trust of Premier Auto Trust 1997-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-GGG Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-HHH Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-JJJ           Copy of Certificate of Trust of Premier Auto Trust 1997-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-KKK Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C.,
                 Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-LLL Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-MMM Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-NNN Copy of Receivables Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as
                 Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporation herein by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as
                 Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-PPP Copy of Receivables Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-QQQ Copy of Receivables Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-RRR Copy of Receivables Sale Agreement, dated as of June 22, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as Purchaser, and the First National Bank of Chicago, as Administrative Agent. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1998 and incorporated herein by reference.

10-SSS Copy of Receivables Sale Agreement, dated as of June 29, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-KKKK to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1998, and incorporated herein by reference

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-TTT           Copy of Certificate of Trust of Premier Auto Trust 1998-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-UUU Copy of Amended and Restated Trust Agreement, dated as of February 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-1. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-VVV Copy of Indenture, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-WWW Copy of Sale and Servicing Agreement, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-XXX           Copy of Certificate of Trust of Premier Auto Trust 1998-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-YYY Copy of Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-2. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-ZZZ Copy of Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-AAAA Copy of Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-BBBB          Copy of Certificate of Trust of Premier Auto Trust 1998-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of May 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-3. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K - continued
-------          --------------------------------------------

10-DDDD Copy of Indenture, dated as of May 1, 1998, between Premier Auto Trust 1998-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of May 1, 1998, between Premier Auto Trust 1998-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-FFFF Copy of Receivables Sale Agreement, dated as of September 24, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent.

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

 (b) The registrant filed the following report on Form 8-K during the quarter ended September 30, 1998:

                 Date of Report          Date Filed             Item Reported
                 --------------          ----------             -------------

                 July 22, 1998           July 22, 1998               5

                 August 31, 1998         September 1, 1998           5

                 September 25, 1998      September 25, 1998          5




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








                               Chrysler Financial Corporation
                                          (Registrant)







Date: October 13, 1998                 By:    s/T. F. Gilman
                                              -----------------------------
                                              T. F. Gilman
                                              Vice President and
                                              Chief Financial Officer

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

10-G Copy of Short Term Revolving Credit Agreement, dated as of April 21, 1998, among Chrysler Financial Corporation, Chrysler Credit Canada Ltd., the several commercial banks party thereto, as Managing Agents, Royal Bank of Canada, as Canadian Administrative Agent, and Chemical Bank, as Administrative Agent. Filed as Exhibit 10-G to the Quarterly Report of Chrysler Financial Corporation on form 10-K for the quarter ended June 30, 1998, and incorporated herein by reference.

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

10-I Copy of Amended and Restated Master Custodial and Servicing Agreement, dated as of December 16, 1997, between Chrysler Credit Canada Ltd. and The Royal Trust Company, as Custodian. Filed as Exhibit 10-CC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-J Copy of Amended and Restated Series 1995-1 Supplement, dated as of December 16, 1997, among Chrysler Credit Canada Ltd., The Royal Trust Company, Prime Trust, Auto Receivables Corporation and Chrysler Financial Corporation, to the Master Custodial and Servicing Agreement, dated as of December 16, 1997. Filed as Exhibit 10-DD to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-K Copy of Series 1995-2 Supplement, dated as of February 28, 1995, among U.S. Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and Manufacturers and Traders Trust Company, as Trustee, with respect to CARCO Auto Loan Master Trust 1995-2. Filed as Exhibit 3 to CARCO Auto Loan Master Trust's Registration Statement on Form 8-A dated March 27, 1995, and incorporated herein by reference.

10-L Copy of Amended and Restated Trust Agreement, dated as of February 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-M Copy of Indenture, dated as of February 1, 1995, between Premier Auto Trust 1995-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-N Copy of Sale and Servicing Agreement, dated as of February 1, 1995, among Premier Auto Trust 1995-1, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Premier Auto Trust 1995-1, and incorporated herein by reference.

10-O Copy of Amended and Restated Trust Agreement, dated as of April 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-P Copy of Indenture, dated as of April 1, 1995, between Premier Auto Trust 1995-2 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.2 to the Quarterly report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-Q Copy of Sale and Servicing Agreement, dated as of April 1, 1995, among Premier Auto Trust 1995-2, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Premier Auto Trust 1995-2, and incorporated herein by reference.

10-R             Copy of Certificate of Trust of Premier Auto Trust 1995-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-S Copy of Amended and Restated Trust Agreement, dated as of July 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-T Copy of Indenture, dated as of July 1, 1995, between Premier Auto Trust 1995-3 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-3. Filed as
                 Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-U Copy of Sale and Servicing Agreement, dated as of July 1, 1995, among Premier Auto Trust 1995-3, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1995-3 for the quarter ended September 30, 1995, and incorporated herein by reference.

10-V Copy of Amended and Restated Trust Agreement, dated as of November 1, 1995, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Receivables 1995-4. Filed as Exhibit 4.1 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-W             Copy of Certificate of Trust of Premier Auto Trust 1995-4.
                 Filed as Exhibit 3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-X Copy of Indenture, dated as of November 1, 1995, between Premier Auto Trust 1995-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-Y Copy of Sale and Servicing Agreement, dated as of November 1, 1995, among Premier Auto Trust 1995-4, Chrysler Credit Corporation and Chrysler Financial Corporation, with respect to Premier Auto Trust 1995-4. Filed as Exhibit 4.3 to the Annual Report on Form 10-K of Premier Auto Trust 1995-4 for the year ended December 31, 1995, and incorporated herein by reference.

10-Z Copy of Receivables Purchase Agreement, dated as of May 30, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and ABN AMRO Bank, N.V., as Agent, with respect to the sale of retail automotive receivables to Windmill Funding Corporation, Series 1996-1. Filed as
                 Exhibit 10-OOOO to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-AA            Copy of Certificate of Trust of Premier Auto Trust 1996-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-BB Copy of Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-CC Copy of Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated herein by reference.

10-DD Copy of Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C), for Premier Auto Trust 1996-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-1 for the quarter ended March 31, 1996, and incorporated by reference.

10-EE Copy of Receivables Sale Agreement, dated as of June 27, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-TTTT to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1996, and incorporated herein by reference.

10-FF            Copy of Certificate of Trust of Premier Auto Trust 1996-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-GG Copy of Amended and Restated Trust Agreement, dated as of May 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-HH Copy of Indenture, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-II Copy of Sale and Servicing Agreement, dated as of May 1, 1996, between Premier Auto Trust 1996-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-2 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-JJ            Copy of Certificate of Trust of Premier Auto Trust 1996-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

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

10-LL Copy of Indenture, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-MM Copy of Sale and Servicing Agreement, dated as of June 1, 1996, between Premier Auto Trust 1996-3 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1996-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-3 for the quarter ended June 30, 1996, and incorporated herein by reference.

10-NN Copy of Receivables Sale Agreement, dated as of November 25, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Asset Securitization Cooperative Corporation, and Canadian Imperial Bank of Commerce, as Administrative Agent. Filed as Exhibit 10-OOOO to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-OO            Copy of Certificate of Trust of Premier Auto Trust 1996-4.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference. Filed as
                 Exhibit 10-PPPP to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-PP Copy of Amended and Restated Trust Agreement, dated as of August 1, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-QQ Copy of Indenture, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-RR Copy of Sale and Servicing Agreement, dated as of August 1, 1996, between Premier Auto Trust 1996-4 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1996-4. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1996-4 for the quarter ended September 30, 1996, and incorporated herein by reference.

10-SS Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Monte Rosa Capital Corporation, and Union Bank of Switzerland, New York Branch, as Administrative Agent. Filed as Exhibit 10-TTTT to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-TT Copy of Receivables Sale Agreement, dated as of December 12, 1996, among Premier Receivables L.L.C., Chrysler Financial Corporation, Old Line Funding Corp., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-UU Copy of Amended and Restated Receivables Sale Agreement, dated as of December 18, 1996, among Chrysler Credit Canada Ltd., Chrysler Financial Corporation, Canadian Master Trust, and Nesbitt Burns, Inc. Filed as Exhibit 10-GGGG to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-VV Copy of Loan Agreement, dated as of August 1, 1996, between Chrysler Canada Ltd. and Chrysler Credit Canada Ltd., with respect to Gold Key Leasing. Filed as Exhibit 10-WWWW to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1996, and incorporated herein by reference.

10-WW Copy of Series 1996-1 Supplement, dated as of September 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-EE to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-XX Copy of Series 1996-2 Supplement, dated as of November 30, 1996, among U.S. Auto Receivables Company, as Seller, Chrysler Financial Corporation, as Servicer, and The Bank of New York, as Trustee, with respect to CARCO Auto Loan Master Trust. Filed as Exhibit 4-FF to the Annual Report on Form 10-K of CARCO Auto Loan Master Trust for the year ended December 31, 1996, and incorporated herein by reference.

10-YY            Copy of Certificate of Trust of Premier Auto Trust 1997-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-ZZ Copy of Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-AAA Copy of Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The Bank of New York, as Indenture Trustee, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-BBB Copy of Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-1 for the quarter ended March 31, 1997, and incorporated herein by reference.

10-CCC Copy of Receivables Sale Agreement, dated as of April 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Windmill Funding Corporation, and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-SSSS to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10-DDD Copy of Receivables Sale Agreement, dated as of June 16, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Park Avenue Receivables Corporation, and the Chase Manhattan Bank, as Funding Agent. Filed as Exhibit 10-TTTT to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-EEE Copy of Receivables Sale Agreement, dated as of September 29, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, Thunder Bay Funding Inc., and Royal Bank of Canada, as Agent. Filed as Exhibit 10-UUUU to the Quarterly Report of Chrysler Financial Corporation on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10-FFF           Copy of Certificate of Trust of Premier Auto Trust 1997-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-GGG Copy of Amended and Restated Trust Agreement, dated as of August 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-2. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-HHH Copy of Indenture, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-III Copy of Sale and Servicing Agreement, dated as of August 1, 1997, between Premier Auto Trust 1997-2 and Chrysler Financial Corporation (excluding Schedules A and C), with respect to Premier Auto Trust 1997-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-2 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-JJJ           Copy of Certificate of Trust of Premier Auto Trust 1997-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-KKK Copy of Amended and Restated Trust Agreement, dated as of September 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-LLL Copy of Indenture, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

10-MMM Copy of Sale and Servicing Agreement, dated as of September 1, 1997, between Premier Auto Trust 1997-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1997-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1997-3 for the quarter ended September 30, 1997, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-NNN Copy of Receivables Sale Agreement, dated as of November 6, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as a Purchaser, Falcon Asset Securitization Corporation, as a Purchaser and the First National Bank of Chicago, as Administrative Agent. Filed as
                 Exhibit 10-ZZZZ to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporation herein by reference.

10-OOO Copy of Receivables Sale Agreement, dated as of November 20, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Receivables Capital Corporation, as Purchaser and Bank of America National Trust and Savings Association, as Administrative Agent. Filed as
                 Exhibit 10-AAAAA to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-PPP Copy of Receivables Sale Agreement, dated as of December 3, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser and Royal Bank of Canada, as Agent. Filed as Exhibit 10-BBBBB to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-QQQ Copy of Receivables Sale Agreement, dated as of December 22, 1997, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent. Filed as Exhibit 10-CCCCC to the Annual Report on Form 10-K of Chrysler Financial Corporation for the year ended December 31, 1997, and incorporated herein by reference.

10-RRR Copy of Receivables Sale Agreement, dated as of June 22, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Preferred Receivables Funding Corporation, as Purchaser, and the First National Bank of Chicago, as Administrative Agent. Filed as Exhibit 10-JJJJ to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1998 and incorporated herein by reference.

10-SSS Copy of Receivables Sale Agreement, dated as of June 29, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Old Line Funding Company, as Purchaser, and Royal Bank of Canada, as Agent. Filed as Exhibit 10-KKKK to the Quarterly Report on Form 10-Q of Chrysler Financial Corporation for the quarter ended June 30, 1998, and incorporated herein by reference

10-TTT           Copy of Certificate of Trust of Premier Auto Trust 1998-1.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-UUU Copy of Amended and Restated Trust Agreement, dated as of February 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-1. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-VVV Copy of Indenture, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-WWW Copy of Sale and Servicing Agreement, dated as of February 1, 1998, between Premier Auto Trust 1998-1 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-1. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-1 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-XXX           Copy of Certificate of Trust of Premier Auto Trust 1998-2.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-YYY Copy of Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-2. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-ZZZ Copy of Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-AAAA Copy of Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-2 for the quarter ended March 31, 1998, and incorporated herein by reference.

10-BBBB          Copy of Certificate of Trust of Premier Auto Trust 1998-3.
                 Filed as Exhibit 3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-CCCC Copy of Amended and Restated Trust Agreement, dated as of May 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation, and Chemical Bank Delaware, as Owner Trustee, with respect to Premier Auto Trust 1998-3. Filed as
                 Exhibit 4.1 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-DDDD Copy of Indenture, dated as of May 1, 1998, between Premier Auto Trust 1998-3 and The Bank of New York, as Indenture Trustee (excluding Schedule A), with respect to Premier Auto Trust 1998-2. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

10-EEEE Copy of Sale and Servicing Agreement, dated as of May 1, 1998, between Premier Auto Trust 1998-3 and Chrysler Financial Corporation, with respect to Premier Auto Trust 1998-3. Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Premier Auto Trust 1998-3 for the quarter ended June 30, 1998, and incorporated herein by reference.

               Chrysler Financial Corporation and Subsidiaries

10-FFFF Copy of Receivables Sale Agreement, dated as of September 24, 1998, among Premier Receivables L.L.C., as Seller, Chrysler Financial Corporation, as Servicer, Windmill Funding Corporation, as Purchaser and ABN AMRO Bank N.V., as Administrative Agent.

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